Form 10-Q
period 1995-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1995-08-14
CIK 356141

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

                                        FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1995              Commission File Number 0-11063



                WINTHROP  RESIDENTIAL  ASSOCIATES  II, A LIMITED  PARTNERSHIP
                   (Exact name of registrant as specified in its charter)




            Maryland                                     04-2742158
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



One International Place, Boston, MA                                 02110
(Address of principal executive offices)                         (Zip Code)




Registrant's telephone number, including area code            (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                             YES     X         NO

PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------
                                                                                      Three Months Ended          Six Months Ended
                                                                                           June 30,                   June 30,
(Unaudited) (Note 1)                                                                   1995       1994               1995    1994
--------------------                                                                   -----------------------       ---------------
Income from Local Limited Partnership cash
 distributions......................................................        $ 235,030          197,142      $ 329,998      $ 264,642

Interest income.....................................................           23,905           12,562         45,427         23,902
                                                                            ---------           ------         ------    -----------
                                                                              258,935          209,704        375,425        288,544
                                                                            ---------          -------        -------        -------
Expenses:
   General and administrative.......................................           30,868           31,026         41,092         34,904
   Management fee...................................................           23,503           19,714         39,750         26,464
                                                                            ---------           ------         ------         ------
                                                                               54,371           50,740         80,842         61,368
                                                                            ---------        ---------         ------        -------

Net income .........................................................        $ 204,564        $ 158,964      $ 294,583        227,176
                                                                            ---------        ---------      ---------     ----------

Net income allocated to General
 Partners...........................................................        $  10,228        $   7,948      $  14,729      $  11,359
                                                                            ---------     ------------      ---------     ----------

Net income allocated to Limited
 Partners...........................................................        $ 194,336        $ 151,016      $ 279,854      $ 215,517
                                                                            ---------        ---------      ---------     ----------

Net income per Unit of Limited
 Partnership Interest...............................................        $    7.77        $    6.04      $   11.19      $    8.63
                                                                            ---------        ---------      ---------    -----------


                             The  accompanying  notes  are an  integral  part of
these financial statements.

BALANCE SHEETS

-----------------------------------------------------------------------------------------
                                                                                                    June 30,          December 31,
                                                                                                     1995                  1994
June 30, 1995 and December 31, 1994                                                              (Unaudited)            (Audited)
-------------------------------------------                                                      -----------          -----------
ASSETS
Investments in Local Limited Partnerships (Note 4)...................................           $      -               $      -
                                                                                                ------------           --------

Other Assets:
   Cash and cash equivalents.........................................................             1,818,864              1,565,490
   Other assets......................................................................                 7,560                 74,730
                                                                                                ------------            ----------
                                                                                                $ 1,826,424             $1,640,220
                                                                                                ------------            ----------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses.............................................           $       121            $     3,194
   Distributions Payable.............................................................                78,979                 52,653
                                                                                                ------------           -----------
                                                                                                     79,100                 55,847
                                                                                                ------------           -----------
Partners' Capital:
   Limited Partners
      Units of  Limited  Partnership  Interest,  $1,000  stated  value per Unit;
       authorized, issued and outstanding -
       25,010 Units..................................................................             2,747,715              2,592,911

General Partners.....................................................................            (1,000,391)            (1,008,538)
                                                                                                ------------           -----------
                                                                                                  1,747,324              1,584,373
                                                                                                ------------           -----------
                                                                                                $ 1,826,424            $ 1,640,220
                                                                                                ------------           -----------




                             The  accompanying  notes  are an  integral  part of
these financial statements.

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
For The Six Months Ended
June 30, 1995 and 1994 (Unaudited) (Note 1)                    1995         1994
--------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income..........................................................................    $   294,583            $  227,176
   Adjustments to reconcile net income to cash used
      by operating activities:
    Income from Local Limited Partnership cash
      distributions....................................................................       (329,998)             (264,642)

Changes in assets and liabilities:
      (Increase) decrease in other assets..............................................         67,170                  (934)
      Increase (decrease) in accounts payable and accrued
        expenses....................................................................            (3,073)               26,402
      Increase in distributions payable................................................         26,326                  -
        Net cash provided by (used in)
       operating activities...........................................................          55,008               (11,998)
                                                                                           ------------           ----------

Cash flows from investing activities:

   Cash distributions from Local
  Limited Partnerships.................................................................        329,998               264,642
                                                                                           ------------              -------

Cash flows from financing activities:

      Cash distributions paid or accrued to partners...................................       (131,632)             (105,306)
                                                                                           ------------             --------

Net increase in cash and cash equivalents..............................................        253,374               147,338

Cash and cash equivalents, beginning of period.........................................      1,565,490             1,411,237
                                                                                           ------------            ---------

Cash and cash equivalents, end of period...............................................    $ 1,818,864           $ 1,558,575
                                                                                           ------------          -----------




                             The  accompanying  notes  are an  integral  part of
these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------
                                                             UNITS OF
For the Six Months Ended                                      LIMITED            GENERAL              LIMITED
June 30, 1995 and 1994                                      PARTNERSHIP         PARTNERS'            PARTNERS'           TOTAL
(Unaudited (Note 1)                                           INTEREST           CAPITAL              CAPITAL           CAPITAL
-------------------                                           ---------        ----------            ---------         ----------

Balance, December 31, 1994...........................         25,010           $(1,008,538)         $ 2,592,911       $ 1,584,373
Net income...........................................                               14,729              279,854           294,583
Cash distributions paid or accrued .................                                (6,582)            (125,050)         (131,632)
                                                             -------                -------            ---------         --------
Balance, June 30, 1995...............................         25,010         $  (1,000,391)          $2,747,715        $1,747,324
                                                              ======         ==============          ===========       ==========


Balance, December 31, 1993...........................         25,010           $(1,019,826)          $2,378,411        $1,358,585
Net income...........................................                               11,359              215,817           227,176
Cash distributions paid or accrued...................                               (5,266)            (100,040)         (105,306)
                                                                   -               --------            ---------         --------
Balance, June 30, 1994...............................         25,010           $(1,013,733)          $2,494,188        $1,480,455
                                                              ======           ============          ===========       ==========



                             The  accompanying  notes  are an  integral  part of
these financial statements.

NOTES TO FINANCIAL STATEMENTS JUNE 31, 1995 (UNAUDITED)

1.  ACCOUNTING AND FINANCIAL REPORTING POLICIES

      The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

      The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


2.  CASH AVAILABLE FOR DISTRIBUTION

      Distributions are made on a quarterly basis from cash available for distribution and reserves.


3.    TAX INCOME/LOSS

      The Partnership's tax income/loss for 1995 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Local Limited Partnerships and differences in the recognition of equity in loss of Local Limited Partnerships under the equity method of accounting described below.


4.  INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

      The Partnership accounts for its investment in each Local Limited Partnership on the equity method of accounting. The investment cost
      (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received or accrued. Costs relating to the acquisition and selection of the investment in the Local Limited Partnership are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance becomes negative. As of December 31, 1991 all investments in the Local Limited Partnerships had zero balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Partnership has equity interests in nine Local Limited Partnerships which own eleven apartment complexes. The Partnership has recognized its proportionate share of losses from Local Limited Partnerships through June 30, 1995.

The Partnership generated net income of $294,583 during the first six months of 1995 compared to net income of $227,176 for the first six months of 1994. This resulted primarily from an increase in income from Local Limited Partnership cash distributions. Local Limited Partnerships owning, Mountain Vista I, Mountain Vista II, Cibola, Crofton Village Apts. and Honeywood, made cash distributions of $329,998 to the Partnership.

The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by interest income earned on short-term investments and reserves and cash distributions from Local Limited Partnerships. As of June 30, 1995, the Partnership had available net reserves of approximately $1,800,000.

In April 1995, Sanford Landing and the U.S. Department of Housing and Urban Development ("HUD") negotiated a workout agreement which involved restructuring the property's mortgage. A portion of the property's mortgage was reassigned to the original mortgagee. The remaining balance will continue to be held by HUD. The restructuring essentially lowered the annual interest rate on the debt which will bring debt service payments to a serviceable level.

HUD has recently informed the Partnership that Southwest Parkway's mortgage will be included in an auction to be held in the fall of 1995. Efforts will be made to negotiate a workout agreement with the new mortgagee. Since Southwest Parkway's mortgage default in 1987, efforts to secure a workout agreement with HUD have failed.


SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

----------------------------------------------------------------------------------
June 30, 1995 (Unaudited)



1.  Statement of Cash Available for Distribution for the three months ended
    June 30, 1995


     Net income.....................................................................            $ 204,564
     Cash added to reserves.........................................................              (125,585)
                                                                                                 ---------

     Cash Available for Distribution................................................            $  78,979
                                                                                                ---------

     Distributions allocated to General Partners....................................            $   3,949
                                                                                                ---------
     Distributions allocated to Limited Partners....................................            $  75,030
                                                                                                ---------


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 1995:

----------------------------------------------------------------------------------
     Entity Receiving                                        Form
      Compensation                                      of Compensation                   Amount

WP Management Co., Inc.                                 Management Fees                                   $23,503

General Partners                                        Distribution and Interest
                                                        in Cash Available for
                                                        Distribution                                       $3,949

WFC Realty Co., Inc.                                    Distribution and Interest
(Assignor Limited Partner)                              in Cash Available for
                                                        Distribution                                       $   15





All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.

PART II - ITEM 5 - OTHER INFORMATION

The Partnership's tax loss is anticipated to be $75 to $95 per unit. These figures are estimates only and are based on certain assumptions. Some of these assumptions may not occur so that actual results achieved will probably vary from the projected figures above.


                                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WINTHROP RESIDENTIAL ASSOCIATES II,
                                  A LIMITED PARTNERSHIP
                                  (Registrant)

                                  By: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                  By:/s/F.X. Jacoby
                                     F. X. Jacoby
                                     Chief Accounting Officer



                                   By:/s/Richard J. McCready
                                      Richard J. McCready
                                      Chief Operating Officer




DATED:  August 14, 1995