Form 10-Q
period 1995-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1995-11-14
CIK 356141

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1995          Commission File Number 0-11063



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

                          YES     X         NO _________

PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

                                                                             Three Months Ended             Nine Months Ended
                                                                              September 30,                   September 30,
(Unaudited) (Note 1)                                                            1995          1994            1995          1994

Income from Local Limited Partnership cash
 distributions......................................................       $ 190,618        $  96,682      $ 520,616      $ 361,324

Interest income.....................................................          27,359           15,914         72,786         39,817
                                                                           ----------       ----------    -----------     ---------
                                                                             217,977          112,596        593,402        401,141
                                                                           ----------         --------       --------       -------
Expenses:
   General and administrative.......................................           4,863            4,523         45,955         39,428
   Management fee...................................................          19,062            9,668         58,812         36,132
                                                                           ----------          -------        -------        ------
                                                                              23,925           14,191        104,767         75,560
                                                                           ----------          -------       --------        ------

Net Income..........................................................       $ 194,052         $  98,405     $ 488,635      $ 325,581
                                                                           ----------        ---------    -----------    ----------

Net income allocated to General
 Partners...........................................................       $   9,702        $   4,920      $  24,432      $  16,279
                                                                           ----------       ----------     ----------     ---------

Net income allocated to Limited
 Partners...........................................................       $ 184,350        $  93,485      $ 464,203      $ 309,302
                                                                           ----------       ----------     ----------     ---------

Net income per Unit of Limited
 Partnership Interest...............................................       $    7.37        $    3.74      $   18.56      $   12.37
                                                                           ----------       ----------     ----------     ---------



   The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS
                                                                                               September 30,          December 31,
                                                                                                     1995                  1994
                                                                                                 (Unaudited)            (Audited)
ASSETS

Investments in Local Limited Partnerships ...........................................           $      -               $      -

Other Assets:
   Cash and cash equivalents.........................................................             1,947,271              1,565,490
   Other Assets......................................................................                 8,866                 74,730
                                                                                                ------------            ----------
                                                                                                $ 1,956,137            $ 1,640,220
                                                                                                ------------           -----------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses.............................................           $    14,757            $     3,194
   Distributions Payable.............................................................                78,979                 52,653
                                                                                                ------------           -----------
                                                                                                     93,736                 55,847
                                                                                                ------------           -----------
Partners' Capital:
   Limited Partners
      Units of  Limited  Partnership  Interest,  $1,000  stated  value per Unit;
       authorized, issued and outstanding -
       25,010 Units..................................................................             2,857,035              2,592,911

General Partners.....................................................................            (  994,634)            (1,008,538)
                                                                                                ------------           -----------
                                                                                                  1,862,401              1,584,373
                                                                                                ------------           -----------
                                                                                                $ 1,956,137            $ 1,640,220
                                                                                                ------------           -----------


   The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS

For The Nine Months Ended
September 30, 1995 and 1994 (Unaudited) (Note 1)                                                1995                1994

Cash flows from operating activities:

   Net income..........................................................................      $ 488,635            $  325,581
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
    Cash distributions from Local Limited Partnerships.................................       (520,616)             (361,324)

Changes in assets and liabilities:
      Decrease (increase) in other assets..............................................         65,864                (1,818)
      Increase (decrease) in accounts payable and accrued
        expenses.......................................................................         11,563                (3,465)
      Increase in distribution payable.................................................         26,326                  -
                                                                                           ------------              ----

   Net cash provided by (used in) operating activities................................          71,772               (41,026)
                                                                                           ------------          -----------

Cash flows from investing activities:

   Cash distributions from Local Limited Partnerships..................................        520,616               361,324
                                                                                           ------------              -------

Cash flows from financing activities:

      Cash distributions paid or accrued to partners...................................       (210,607)             (157,959)
                                                                                           ------------             --------

Net increase in cash and cash equivalents..............................................        381,781               162,339

Cash and cash equivalents, beginning of period.........................................      1,565,490             1,411,237
                                                                                           ------------            ---------

Cash and cash equivalents, end of period...............................................    $ 1,947,271           $ 1,573,576
                                                                                           ------------          -----------



   The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                             UNITS OF
For the Nine Months Ended                                     LIMITED            GENERAL              LIMITED
September 30, 1995 and 1994                                 PARTNERSHIP         PARTNERS'            PARTNERS'           TOTAL
(Unaudited (Note 1)                                           INTEREST           CAPITAL              CAPITAL           CAPITAL
-------------------                                           ---------        ----------            ---------         ----------


Balance December 31, 1994............................         25,010           $(1,008,538)          $2,592,911        $1,584,373
Net income...........................................                               24,432              464,203           488,635
Cash distributions paid or accrued...................                              (10,528)            (200,079)         (210,607)
                                                                                  ---------            ---------         --------
Balance September 30, 1995...........................         25,010           $  (994,634)          $2,857,035        $1,862,401
                                                              ------           ------------          -----------       ----------


Balance December 31, 1993............................         25,010           $(1,019,826)          $2,378,411        $1,358,585
Net income...........................................                               16,279              309,302           325,581
Cash distributions paid or accrued...................                               (7,899)            (150,060)         (157,959)
                                                                                    -------            ---------         --------
Balance September 30, 1994...........................         25,010           $(1,011,446)          $2,537,653        $1,526,207
                                                          ----------           ------------          -----------       ----------


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 1995 (UNAUDITED)


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

4.  INVESTMENT IN LOCAL LIMITED PARTNERSHIPS

      The Partnership accounts for its investment in each Local Limited Partnership on the equity method of accounting. The investment cost
      (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnerships' results of operations and by distributions received or accrued. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnerships are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative. As of December 31, 1991 all investments in Local Limited Partnerships had zero balances.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The Partnership has equity interests in nine Local Limited Partnerships which own eleven apartment complexes. The Partnership has recognized its proportionate share of income from Local Limited Partnerships through September 30, 1995.

      The Partnership generated net income of $488,635 during the first nine months of 1995 compared to net income of $325,581 for the first nine months of 1994. This resulted primarily from an increase in income from Local Limited Partnership cash distributions. Local Limited Partnerships owning Cibola, Mountain Vista I, Mountain Vista II, Crofton Village Apts. and Honeywood, made cash distributions of $520,616 to the Partnership during the first nine months of 1995 compared to $361,324 during the same period in 1994. Variations in future interim periods will occur as the operating results of the Local Limited Partnership change and the Partnership sells its interests in the Local Limited Partnerships and the gains are recognized.

      The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by interest income earned on short-term investments and reserves and cash distributions from Local Limited Partnerships. As of September 30, 1995, the Partnership had available net reserves of approximately $1,900,000.

      In April 1995, Sanford Landing and the U.S. Department of Housing and Urban Development ("HUD") negotiated a workout agreement which involved restructuring the property's mortgage. A portion of the property's mortgage was reassigned to the original mortgagee. The remaining balance will continue to be held by HUD. The restructuring essentially lowered the annual interest rate on the debt, bringing debt service payments to a serviceable level.

      Southwest Parkway's mortgage note is expected to be sold in a HUD auction to be held in 1996. Efforts will be made to negotiate a workout agreement with the new mortgagee. Since Southwest Parkway's mortgage default in 1987, efforts to secure a workout agreement with HUD have failed.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT
September 30, 1995 (Unaudited)

1.  Statement of Cash Available for Distribution for the three months ended
    September 30, 1995


Net income......................................................................................              $ 194,052

   Less: Cash added to reserves.................................................................               (115,073)
                                                                                                               ---------

Cash Available for Distribution.................................................................              $  78,979
                                                                                                              ---------

Distributions allocated to General Partners.....................................................              $   3,949
                                                                                                              ---------
Distributions allocated to Limited Partners.....................................................              $  75,030
                                                                                                              ---------

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1995:

     Entity Receiving                                        Form
      Compensation                                      of Compensation                                   Amount

WP Management Co., Inc.                                 Management Fees                                   $19,062

General Partners                                        Distribution and Interest
                                                        in Cash Available for
                                                        Distribution                                       $3,949

WFC Realty Co., Inc.                                    Distribution and Interest
(Assignor Limited Partner)                              in Cash Available for
                                                        Distribution                                       $   15


All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.

PART II - ITEM 5 - OTHER INFORMATION

All items are inapplicable.

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


                      WINTHROP RESIDENTIAL ASSOCIATES II,
                        A LIMITED PARTNERSHIP
                             (Registrant)

                       By: ONE WINTHROP PROPERTIES, INC.
                            Managing General Partner



                       By:/s/ Anthony R. Page
                          Anthony R. Page
                          Chief Financial Officer



                       By:/s/Richard J. McCready
                          Richard J. McCready
                          Chief Operating Officer



DATED:  November 3, 1995