Form 10-K
period 1995-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1996-04-01
CIK 356141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1995                    Commission File
                                                         Number  0-11063


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

       Maryland                                           04-2742158
(State of organization)                         (I.R.S. Employer I.D. No.)

One International Place, Boston, Massachusetts               02110
   (Address of principal executive offices)               (Zip  Code)

Registrant's telephone number including area code:        (617) 330-8600
                                                            --------------

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ X ]

               No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE




Part of the
Form 10-K


         I, III            The  Prospectus of the  Registrant  dated January
                           29, 1982, as supplemented on March 5, 1982, June 21, 1982 and August 27, 1982 (the "Prospectus")





















                                     PART I

Item 1.           Business.

Development.

         Winthrop Residential Associates II ("WRA II"), was originally organized under the Uniform Limited Partnership Act of the State of Maryland on October 21, 1981, for the purpose of investing, as a limited partner, in other limited partnerships which would develop, manage, own, operate and otherwise deal with apartment complexes, the financing of which are assisted by federal, state or local government agencies ("Local Limited Partnerships") pursuant to programs which do not significantly restrict distributions to owners or the rates of return on investments in such properties. On June 23, 1983, WRA II elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act (the "Act") and filed its Agreement and Certificate of Limited Partnership (the "Partnership Agreement") with the Maryland State Department of Assessments and Taxation. In accordance with and upon filing its Certificate of Limited Partnership pursuant to the Act, WRA II changed its name to Winthrop Residential Associates II, A Limited Partnership (the "Partnership").

         The general partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop"), and Linnaeus-Hawthorne Associates Limited Partnership ("Linnaeus- Hawthorne"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. One Winthrop is the Partnership's managing general partner. See "Change in Control."

         The Partnership was initially capitalized with contributions totaling $2,000 from its two General Partners and with contributions of $5,000 from each of the two Initial Limited Partners.

         In late 1981, the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a public offering of 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per

Unit (an aggregate of $25,000,000). The Registration Statement was declared effective on January 29, 1982. The offering terminated on November 17, 1982, at which time 25,000 Units, representing capital contributions from Investor Limited Partners of $25,000,000, had been subscribed for. Capital contributions, net of selling commissions, sales and registration costs, were utilized to purchase interests in 10 Local Limited Partnerships and temporary short term investments.

Description of Business.

         The only business of the Partnership is investing as a limited partner in Local Limited Partnerships that own, operate and otherwise deal with apartment complexes with financing insured by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 23-29 of its Prospectus dated January 29, 1982 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

         Initially, the Partnership acquired equity interests ranging from 52.8% to 99% in ten Local Limited Partnerships, owning 12 properties, for an aggregate investment, including capitalizable and noncapitalizable fees and expenses, of approximately $21,669,334. One of the Partnership's properties was sold in 1986.

         The Partnership has invested in Local Limited Partnerships which own properties located in diverse markets with respect to both the amount and nature of competition affecting the properties. Some of the rental markets first became overbuilt during the mid-1980's. Supply of apartments available for rent began to exceed demand and consumers became very price sensitive.
 In order to attract tenants, certain properties were required to maintain rental rates rather than increase them to meet increasing costs. As a result, these properties were forced to defer maintenance and replacements which were necessary to attract tenants, thus exacerbating the competitive forces at work in these markets. The following table sets forth information regarding the 11 properties owned by the nine Local Limited Partnerships in which the Partnership continues to hold an interest.

                                                                    Mortgage
                                                    Principal    Mortgage   Amorti-
                    Date of    No. of    Equity      Amount     Interest    zation
    Property        Purchase    Units  Payments(1)  Mortgage(2)   Rate
Period(3)

   Whisper Lake
   Apartments(9)
   Orlando, FL      2/24/82     400    $ 3,632,500   $ 12,640,000  9-3/4%   40 years

   Sanford Landing
   Apartments (5)
   Sanford, FL      4/06/82     264      2,160,000      7,825,500  9-3/4%   40 years

   Honeywood
   Apartments
   Roanoke, VA      1/05/83     300      1,750,000      6,734,600  7-1/2%   40 years

   Brookside
   Apartments
   Sylacauga, AL     4/20/82     80        435,000     1,572,500   7-1/2%   40 years

   Westbury Springs
   Apartments
   Gwinnett Co, GA   5/27/82    150      1,345,000     4,798,900   7-1/2%   40 years

   Southwest Parkway
   Apartments(4)(6)(7)
   Wichita Falls,TX  6/22/82    200      1,285,060     4,943,000   9-3/4%   40 years

   Wedgewood Creek
   Apartments
   Gurnee, IL        6/24/82    198      2,595,000     9,787,400   7-1/2%   40 years

   Mountain Vista I
   and Mountain Vista
   II(8)(10)
   Albuquerque, NM  10/28/82    220      1,513,108     4,584,000   7-1/2%   38 years

   Cibola Village
   Apartments(10)
   Albuquerque, NM  10/28/82    128        842,757     2,246,300   7-1/2%   37 years

   Crofton Village
   Apartments
   Crofton, MD      10/04/82    258      1,288,731     7,405,232   7-1/2%   38 years
                               -----   ----------    ------------

                              2,198    $16,847,156   $62,537,432

(1) Equity Payments do not include fees paid to Winthrop Financial Co., Inc. ("Winthrop Financial"), an affiliate of the General Partners, for services rendered to local general partners. Equity payments plus the fees paid to Winthrop Financial by the local general partners constitute the Partnership's capital contributions to or investment in Local Limited Partnerships.

(2) Represents the mortgage amount or mortgage commitment as of the time the Partnership acquired its interest in the Local Limited Partnership.

(3) Represents the full term or the remaining term of the mortgage, as the case may be, at the time the Partnership acquired its interest in the Local Limited Partnership.

(4) This Local Limited Partnership's mortgage is held by HUD.

(5) A work-out agreement with HUD for this Local Limited Partnership was agreed to in April 1995.

(6) This Local Limited Partnership is in default on its mortgage.

(7) This property is managed by Winthrop Management, an affiliate of WFA.

(8) Casa La Mesa Apartments and Sunburst Apartments have combined to form Mountain Vista I and Mountain Vista II.

(9) This Local Limited Partnership was in default on its mortgage until October 1992 when the debt was restructured.

(10) Mountain Vista I, Mountain Vista II and Cibola Village are all owned by the same Local Limited Partnership.

      Descriptions of the properties and the terms upon which the equity interests were acquired by the Partnership are set forth under the captions "Investment in Local Limited Partnerships" at pages 1-11 of the Supplement to the Prospectus dated March 5,

1982; at pages 1-22 of the Supplement to the Prospectus dated June 21, 1982; and at pages 1-48 of the Supplement to the Prospectus dated August 27, 1982, all of which descriptions are attached hereto as an exhibit and incorporated herein by this reference. The three Supplements to the Prospectus were filed with the Commission pursuant to Rule 424(c) and as Post-Effective Amendments Nos. 1, 2, and 3, respectively, to the Partnership's Registration Statement on Form S-11 (Registration No. 2-74784). See also "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8, Financial Statements and Supplementary Data, Note 4" for additional information concerning the properties.

Defaults

      The Partnership holds limited partnership interests in Local Limited Partnerships which own apartment properties, all of which were originally financed with HUD-insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, (ii) sell the mortgage, or (iii) pursue its right to transfer the ownership of the property from the Local Limited Partnership to HUD through a foreclosure action. The objective of a workout agreement between an owner and HUD is to secure HUD's sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, HUD agrees not to pursue any remedies available to it as a result of the default.

     The Partnership holds ownership interests in one Local Limited Partnership which is in default on its mortgage obligation. The Local Limited Partnership, Southwest Parkway, is attempting to secure a workout agreement with HUD.

      In April 1995, the Local Limited Partnership owning Sanford Landing negotiated a workout agreement with HUD pursuant to which the interest rate on the debt was reduced so that the debt service payments are at a serviceable level based on the property's current cash flow. In addition, a portion of the mortgage was reassigned to the original mortgagee. The remaining balance continues to be held by HUD.

      In March 1987, the Local Limited Partnership owning Southwest Parkway defaulted on its mortgage. Since that time, the Local Limited Partnership has submitted various proposals to HUD to cure the mortgage default, all of which have been rejected. The Partnership has been notified that this mortgage will be included in an auction to be held in 1996. The Partnership will continue its efforts to negotiate a workout agreement. The Local Limited Partnership sends any net cash flow to HUD in partial satisfaction of its mortgage obligation.

Change in Control

         On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Arthur J. Halleran, Jr., the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, Mr. Halleran and certain other individuals who comprised the senior management of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and the general partnership interest in Linneaus-Hampshire.

      As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Employees

      The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the Managing General Partner, WP Management Co., Inc.

Item 2. Properties.

      Other than the limited partnership interests set forth in Item 1 above, the Partnership does not own any property.

Item 3.  Legal Proceedings.

      The Partnership is not a party nor are any of its properties subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.  Market for the Registrant's Common Stock and Related
               Stockholder Matters.

      The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of December 31, 1995, there were 2,589 holders of Units.

     The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 1995 and 1994, cash distributions paid or accrued to the Investor Limited

Partners as a group totaled $300,000 and $200,000, respectively.

Item 6. Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                               For the Year Ended or as of December 31,
                                      1995         1994         1993           1992              1991

Income from Short-term
  Investments                 $     99,972  $    60,246   $   41,809    $    60,782       $   102,191
Income from Local Limited
 Partnership Cash Distribu-
 tions                             700,616      459,599      188,251        274,117           267,391
Other Income                        39,232           --           --             --                --
Operating Expenses                (127,167)     (83,445)     (67,708)       (82,280)          (86,207)
Equity in loss of Local
 Limited Partnerships                   --           --           --             --           (88,477)

Net Income                         712,653       436,400     162,352        252,619           194,898
Net Income per
  weighted average Unit
  of Limited Partner-
  ship Interest out-
  standing                           27.07         16.58        6.17           9.60              7.41

Total Assets                     2,086,415     1,640,220    1,414,819     1,459,614         1,628,215

Total Cash  Distributions per
Unit of Limited  Partnership
  Interest,  including
  amounts  distributed
  or to be distributed
  after year end with
  respect to 1991, 1992,
  1993, 1994 and 1995,
  respectively                          12            8             8            14                20


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

          As of March 15, 1996, the Partnership retained an equity interest in nine Local Limited Partnerships owning 11 apartment properties. The Partnership follows the equity method of accounting for these interests and recognizes its proportionate share of income and losses incurred by the Local Limited
Partnerships. With the exception of 1990, the recognition of losses has decreased due to two factors. First, certain properties have reached break even or profitable operations. Second, losses which would cause the Partnership's investment account in a Local Limited Partnership to become negative are not recognized since the Partnership has no obligation to fund them. In 1995, the recognition of losses increased due to an increase in losses for the Local Limited Partnerships in which the Partnership's investment accounts were at a sufficient level for recognition of losses. At December 31, 1991, all investment accounts had zero balances. For fiscal 1995, the Partnership's share of losses of $1,643,103 from the nine Local Limited Partnerships were deferred as required by the equity method. Cumulatively through 1995, a total of $19,817,153 of the Partnership's equity in losses from the Local Limited Partnerships have been deferred. The equity method of accounting is used solely for financial reporting purposes; all losses continue to be recognized for tax purposes. The tax losses of the Partnership will decrease over time because the advantages of accelerated depreciation taken by the Local Limited Partnerships are greatest in the earlier years. Also, the deductions for mortgage interest expense will steadily decrease as the mortgage principals are amortized.

          The Partnership requires cash to pay its general and administrative expenses or to make contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1995, the Partnership held operating reserves of approximately $1,981,000 which is expected to be sufficient to fund any anticipated deficits. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide, at a minimum, interest income in an amount equal to the Partnership's annual general and administrative expenses. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future will not deplete the reserves, though it may restrict the Partnership from making distributions.

          The Partnership has reserves which, in principal, could be used to make contributions to the Local Limited Partnerships. However, the Partnership does not intend to make contributions in order to fund any possible future operating deficits incurred by the Local Limited Partnerships, but retains its prerogative to exercise a business judgment to reverse this position if circumstances warrant a change in this policy. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other source of funding, it is likely that the Local Limited Partnership will eventually default on its mortgage obligation and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnerships, would share these consequences in proportion to its ownership interest in the Local Limited Partnerships.

Results of Operations

          A number of the properties owned by the Local Limited Partnerships in which the Partnership has invested have operated at a deficit for many years due to their location in areas with weak economies or overbuilt rental markets. Economic and competitive forces also impede properties operating at break even or better to improve their financial results, that is, to generate increasing net cash flow in each subsequent year after operating expenses and financial obligations. As markets deteriorated during the mid-1980's, the Local Limited Partnerships experiencing financial difficulties sought alternative sources of funding to cover operating deficits. In some cases, these Local Limited Partnerships secured additional funding from their general partners. From 1984 through 1987, the Partnership did provide some funding to two Local Limited Partnerships to preserve its ownership interest in those properties. However, as it became apparent that the recovery of these markets would be prolonged and that the Partnership's resources were limited, funding was discontinued. Consequently, some Local Limited Partnerships incurring continuing deficits ceased making full debt service payments, putting the mortgages into default, and instead began negotiating with HUD for workout agreements to reduce debt service payments to a level property operations could support.

          One Local Limited Partnership, Southwest Parkway, is currently in default on its mortgage obligation. Southwest Parkway has also been attempting to secure a workout agreement with HUD since it defaulted on its mortgage obligation in March 1987. Due to Southwest Parkway's financial situation, it was unable to make cash distributions to the Partnership in 1993, 1994 and 1995.

          Sanford Landing, which had previously been in default on its mortgage obligation, negotiated a workout agreement with HUD pursuant to which the interest rate was reduced so that the debt service payments are at a serviceable level based on the property's current cash flow.

          The other nine properties owned by the remaining seven Local Limited Partnerships met their financial obligations during 1995.

          Brookside operated at break even in 1995. Accordingly, no cash distribution will be made to the Partnership in 1996. Brookside operated at a deficit in 1994 and 1993, precluding it from making cash distributions to the Partnership in 1995 and 1994, respectively.

          Wedgewood Creek operated incurred an operating deficit in 1995 which was funded by extending payables and will not be making a cash distribution to the Partnership in 1996. Wedgewood Creek was unable to make cash distributions to the Partnership in 1995 and 1994 as well because it operated at break even in 1994 and at a deficit in 1993.

          Mountain Vista II generated positive cash flow in 1995 and made a cash distribution of $73,125 to the Partnership in 1995. While Mountain Vista II operated slightly above a break-even level in 1994 and 1993, no cash distributions were made to the Partnership.

          Westbury Springs has generated positive cash flow in 1995, 1994 and 1993 which has been used to reduce a note payable.

          Mountain Vista I generated positive cash flow in 1995 and made a cash distribution of $73,125 to the Partnership in 1995. Mountain Vista I also generated positive cash flow in 1994 and 1993 and made a cash distribution of $67,500 to the Partnership in 1994.

          Cibola generated positive cash flow in 1995, 1994 and 1995 and made a cash distribution of $146,250 and $135,000 to the Partnership in 1995 and 1994, respectively.

          Honeywood made cash distributions totaling $166,748 to the Partnership in 1995, representing cash flow generated during the second half of 1994 and the first half of 1995. It is anticipated that cash distributions will be made to the Partnership in 1996 from cash flow generated during the second half of 1995 and the first half of 1996. A total of $90,044 was received by the Partnership in 1994 representing cash flow generated during the second half of 1993 and the first half of 1994.

     Crofton made cash distributions totaling $241,368 to the Partnership in 1995, representing cash flow generated during the second half of 1994 and the first half of 1995. It is anticipated that cash distributions will be made to the Partnership in 1996 from cash flow generated during the second half of 1995 and the first half of 1996. A total of $144,555 was received by the Partnership in 1994 representing cash flow generated during the second half of 1993 and the first half of 1994.

          Whisper Lake operated at break even in 1995 and will not be making a cash distribution to the Partnership in 1996. Whisper Lake was unable to make cash distributions to the Partnership in 1995 and 1994 as well because it operated at a deficit in 1994 and 1993.

          The Local Limited Partnerships' objectives are to improve operating results for all properties and obtain workout agreements for those properties that are in default on their mortgage obligations. The Partnership believes that as long as the Local Limited Partnership which owns the property in default continues to negotiate with HUD to work out its financial difficulties, the threat of foreclosure is mitigated. Moreover, any workout agreement entered into between HUD and the Local Limited Partnerships will have no effect on the Partnership's ability to deduct mortgage interest expense unless HUD agrees to forgive such interest indebtedness. As of March 15, 1996, none of the Local Limited Partnerships had agreements with HUD which would forgive accrued interest.

     The results of operations for future years may differ from those in 1995 as a result of many factors. One will be the ability of the Local Limited Partnerships which owns a property in default on its mortgage obligations (Southwest Parkway) to negotiate a workout agreement with HUD to modify its debt service requirements. Another factor will be the ability of each Local Limited Partnership to deal with consequences of changing economic conditions that affect property operations. The Partnership's investment in Local Limited Partnerships owning rental real estate is subject to the risk involved with the management and ownership of rental real estate. Vacancy level, rental payment defaults and operating expenses are all dependent on general and local economic conditions. Shifts in the economy could result in differing operating results for each individual Local Limited Partnership. In these markets, operating results in future years may depend on the properties' ability to maintain competitive rental rates while using its available resources to fund necessary repairs and replacements.

          The Partnership's plan is to work with the Local Limited Partnerships to maintain ownership of and seek a workout agreement with HUD for the property in default on its mortgage. Although the Partnership has no ability to force a sale of properties owned by the Local Limited Partnerships, the Partnership will also work with the Local Limited Partnerships to investigate sale opportunities and will continue to work with the Local Limited Partnerships to improve the financial performance of all the properties.

Item 8.             Financial Statements and Supplementary Data.

                        FINANCIAL STATEMENTS AND SCHEDULE

                                      INDEX

                              FINANCIAL STATEMENTS



Report of Independent Public Accountants

Statements of Operations for the Years Ended
 December 31, 1995, 1994 and 1993

Balance Sheets as of December 31, 1995 and 1994

Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the Years Ended
 December 31, 1995, 1994 and 1993

Notes to Financial Statements

             SCHEDULE III - Real Estate and Accumulated Depreciation
                 of Property Held by Local Limited Partnerships
                             as of December 31, 1995

All schedules prescribed by Regulation S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP (a Maryland limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statments of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see note 2). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, in so far as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports or the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III, listed in the index to the financial statements, is the responsibility of WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 23, 1995


The  accompanying  notes  are an  integral  part of  these financial statements.


STATEMENTS OF OPERATIONS

For the years ended
December 31, 1995, 1994 and 1993                                                  1995                 1994               1993
Income from Local Limited Partnership cash
  distributions..........................................................     $ 700,616            $ 459,599           $ 188,251
Interest income..........................................................        99,972               60,246              41,809
Other income.............................................................        39,232                    -                   -
                                                                                839,820              519,845             230,060
                                                                              --------------------------------------------------

Expenses:
 Management fees (Note 3)................................................        76,812               39,210              18,825
 General and administrative..............................................        50,355               44,235              48,883
                                                                              --------------------------------------------------
                                                                                127,167               83,445              67,708
                                                                              --------------------------------------------------


Net income ..............................................................     $ 712,653            $ 436,400           $ 162,352
                                                                              ==================================================

Net income allocated to General Partners.................................     $  35,633            $  21,820           $   8,118
                                                                              ==================================================

Net income allocated to Limited Partners.................................     $ 677,020            $ 414,580           $ 154,234
                                                                              ==================================================

Net income per Unit of Limited Partnership
  Interest...............................................................     $   27.07            $   16.58           $    6.17
                                                                              ==================================================



























The  accompanying  notes are an integral  part of these financial statements.

BALANCE SHEETS

- -------------------------------------------------------------------------------------------
December 31, 1995 and 1994                                                                           1995                 1994
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS

Investments in Local Limited Partnerships (Note 4)......................................           $     -             $      -

Other Assets:
   Cash and cash equivalents............................................................             2,077,684           1,565,490
  Other.................................................................................                 8,731              74,730
                                                                                                   -------------------------------
                                                                                                   $ 2,086,415         $ 1,640,220
                                                                                                   ===============================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses................................................           $       -           $     3,194
  Distribution payable..................................................................               105,305              52,653
                                                                                                   -------------------------------
                                                                                                       105,305              55,847
                                                                                                   -------------------------------
Commitments and Contingencies (Note 6)

Partners' Capital:
   Limited Partners
    Units of  Limited  Partnership  Interest,  $1,000  stated  value  per  Unit;
      authorized, issued and outstanding -
      25,010 Units......................................................................             2,969,811           2,592,911

  General Partners......................................................................              (988,701)         (1,008,538)
                                                                                                   -------------------------------
                                                                                                     1,981,110           1,584,373
                                                                                                   -------------------------------
                                                                                                   $ 2,086,415         $ 1,640,220
                                                                                                   ===============================
































The  accompanying  notes are an integral  part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- --------------------------------------------------------------------------------------------
                                                                UNITS OF
                                                                LIMITED       GENERAL                   LIMITED
For the Years Ended                                           PARTNERSHIP     PARTNERS'                 PARTNERS'           TOTAL
December 31, 1995, 1994 and 1993                                INTEREST       CAPITAL                  CAPITAL           CAPITAL
- ------------------------------------------------------------------------------------------
Balance, December 31, 1992................................       25,010   $(1,017,412)               $2,424,257        $1,406,845

Net income................................................                      8,118                   154,234           162,352
Distributions.............................................                    (10,532)                 (200,080)         (210,612)
                                                                 ----------------------------------------------------------------
Balance, December 31, 1993................................       25,010    (1,019,826)                2,378,411         1,358,585

Net income...............................................                      21,820                   414,580           436,400
Distributions.............................................                    (10,532)                 (200,080)         (210,612)
                                                                 ----------------------------------------------------------------
Balance,December 31, 1994.................................       25,010    (1,008,538)                2,592,911         1,584,373

Net income................................................                     35,633                   677,020           712,653
Distributions.............................................                    (15,796)                 (300,120)         (315,916)
                                                                 ----------------------------------------------------------------
Balance, December 31, 1995................................       25,010   $  (988,701)               $2,969,811        $1,981,110
                                                                 ================================================================










































The  accompanying  notes are an integral  part of these financial statements.

STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------------------------
For the Years Ended
December 31, 1995, 1994 and 1993                                              1995                      1994               1993
- -------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income ............................................................    $  712,653            $ 436,400          $  162,352
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Income from Local Limited Partnership cash
    distributions.........................................................      (700,616)            (459,599)           (188,251)
   Change in assets and liabilities:
      Decrease (increase) in accounts payable
      and accrued expenses................................................        (3,194)                (387)              3,465

      Decrease (increase) in other assets.................................        65,999              (71,148)                334
                                                                              --------------------------------------
   Net cash provided by (used in) operating
     activities...........................................................        74,842              (94,734)            (22,100)
                                                                              ---------------------------------------------

Cash flows from investing activities:
  Cash distributions from Local Limited
    Partnerships..........................................................       700,616              459,599             188,251
                                                                              ---------------------------------------------

Cash flows from financing activities:
   Cash distributions paid
    to Partners...........................................................      (263,264)            (210,612)          (210,612)
                                                                              ---------------------------------------------

Net increase (decrease) in cash and cash
   equivalents............................................................       512,194              154,253             (44,461)

Cash and cash equivalents, beginning of year..............................     1,565,490            1,411,237           1,455,698
                                                                              ---------------------------------------------------

Cash and cash equivalents, end of year....................................    $2,077,684           $1,565,490          $1,411,237
                                                                              ===================================================


Supplemental disclosure of noncash activities:

   The Managing General Partner declared a fourth quarter distribution of $105,305, which was distributed on February 14, 1996.



NOTES TO FINANCIAL STATEMENTS
December 31, 1995

1.         ORGANIZATION

Winthrop Residential Associates II, A Limited Partnership (the "Partnership") was organized on October 21, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes that do not significantly restrict distributions to owners or the rate of return on investments in such properties. On June 23, 1983, the Partnership elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act. The Partnership will terminate on December 31, 2031 or sooner, in accordance with the terms of the Partnership agreement.

2.         SIGNIFICANT ACCOUNTING POLICIES

Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting.

Cash and cash equivalents - Cash and cash equivalents consist of money market mutual funds that invest in treasury bills and repurchase agreements with original maturities of three months or less. Cash equivalents are valued at cost, which approximates market value.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - No provision has been made for federal, state or local income taxes in the financial statements of the Partnership. Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership files its tax returns on the accrual basis. On January 29, 1982, the Internal Revenue Service issued a ruling that the Partnership will be classified as a partnership for federal income tax purposes.

Investments in Local Limited Partnerships - The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received or accrued. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative, as the Partnership has no obligation to fund the losses of the Local Limited Partnerships.

Distributions to Partners - Cash distributions from the Local Limited Partnerships are included in the computation of the Partnership's cash available for distribution in the quarter received. As provided for in the Partnership agreement, quarterly distributions are payable to the Partners within 60 days after the end of the quarter.

2.         SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

On April 1, 1985, the Managing General Partner determined that the operating reserves of the Partnership were not sufficiently funded. Accordingly, from April 1, 1985 to December 31, 1990, the Partnership had retained cash that would otherwise have been available for distribution as additional reserves to fund operating deficits of certain Local Limited Partnerships. Beginning in 1991, the Managing General Partner determined that cash distributions would be made on a quarterly basis. The Partnership paid or accrued approximately $300,000 to the Investor Limited Partners in 1995 and approximately $200,000 in 1994 and 1993.

3.         TRANSACTIONS WITH RELATED PARTIES

One Winthrop Properties, Inc. ("One Winthrop"); the Managing General Partner, WP Management Co., Inc. ("WP Management"), the manager of the Partnership's investments in the Local Limited Partnerships; and Winthrop Financial Co., Inc. ("Winthrop Financial") are wholly owned subsidiaries of First Winthrop Corporation, which, in turn, is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA").

WP Management is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. For the years ended December 31, 1995, 1994 and 1993, WP Management earned $76,812, $39,210 and $18,825, respectively, for managing the Partnership's investments in the Local Limited Partnerships.

An affiliate of WFA has an equity interest in a partnership that has a 42% limited partnership interest in one of the Local Limited Partnerships. In addition, an affiliate of WFA acquired a general partner interest in one of the Local Limited Partnerships in 1986 and remains the Managing General Partner in one other Local Limited Partnership.

The General Partners are entitled to 5% of cash available for distribution. The General Partners were entitled to $15,796, $10,532 and $10,532 of cash distributions in 1995, 1994 and 1993, respectively.

During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership agreement.

4.         INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 1995, the Partnership had limited partnership equity interests in nine Local Limited Partnerships. These nine Local Limited Partnerships, which own 11 fully operating apartment complexes, have outstanding mortgages totaling $59,892,745 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

The Partnership has not made additional investments in any Local Limited Partnerships during 1995 but had cumulatively contributed $942,992 in several Local Limited Partnerships. These investments had been accounted for as operating deficit advances by the Local Limited Partnerships.

The investments in Local Limited Partnerships balance as of December 31, 1995 and 1994 are as follows:




                                                                                                  1995
                                                                                   1994         Activity           1995
Equity payments made......................................................   $20,727,907                       $20,727,907
Additional investments paid to and recognized
 as operating deficit advances by Local
 Limited Partnerships.....................................................       942,992                           942,992
Capitalized costs          ...............................................       355,450                           355,450
Cash distributions from Local Limited
 Partnerships              ...............................................    (9,733,988)       (700,616)      (10,434,604)
Amortization of the capitalized costs and the
 costs in excess of the Partnership's initial
 basis in the net assets of the Local Limited
 Partnerships              ...............................................    (1,099,174)                       (1,099,174)
Equity in loss of Local Limited Partnerships..............................   (12,405,890)                      (12,405,890)
Income from Local Limited Partnership cash
 distribution              ...............................................     1,212,703         700,616         1,913,319
                                                                            ------------                       -----------
Investments per balance sheet.............................................   $         0                       $         0
Difference in basis (including equity
 payments paid to partners of two Local
 Limited Partnerships of $2,187,850)......................................    (3,571,776)                       (3,571,776)
Additional investments paid to and recognized
 as operating deficit advances by Local
 Limited Partnerships.....................................................      (942,992)                         (942,992)
Capitalized costs          ...............................................      (355,450)                         (355,450)
Amortization of the capitalized costs and the
 costs in excess of the Partnership's initial
 basis in the net assets of the Local Limited
 Partnerships              ...............................................     1,099,174                         1,099,174
Equity in loss of Local Limited Partnerships
 not recognizable under the equity method of
 accounting (Note 2)......................................................   (19,174,050)       (643,103)      (19,817,153)
Income from Local Limited Partnership cash
 distribution              ...............................................    (1,212,703)       (700,616)       (1,913,319)
                                                                            ------------                      ------------
Equity per Local Limited Partnerships'
 combined financial statements............................................  $(24,157,797)                     $(25,501,516)
                                                                            ============                      ============



The combined  balance sheets of the Local Limited  Partnerships  at December 31,
1995 and 1994 are as follows:
- ---------------------------------------------------------------------------------------
                                                                                      1995                1994
- --------------------------------------------------------------------------------------------------------------
ASSETS
     Real Estate, at cost:
        Land..................................................................      $  4,615,796          $ 4,615,796
        Buildings, net of accumulated depreciation
          of $35,426,165 and $32,757,563 in 1995
          and 1994, respectively..............................................        32,002,580           34,236,478
     Cash and cash equivalents................................................         1,115,525            1,228,902
     Other assets, net of accumulated amortization
        of $1,581,143 and $1,516,151 in 1995 and
        1994, respectively....................................................         3,876,464            4,019,512
                                                                                    ---------------------------------
                                                                                    $ 41,610,365          $44,100,688
                                                                                    =================================
LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:
        Notes payable.........................................................       $ 2,949,658          $ 2,955,576
        Due to Winthrop Residential Associates II.............................           973,575              973,575
        Mortgage notes payable................................................        59,892,745           58,748,271
        Accounts payable and accrued expenses.................................         4,338,991            6,526,188
                                                                                    ---------------------------------
                                                                                      68,154,969           69,203,610
                                                                                    ---------------------------------
Partners' Capital:
        Winthrop Residential Associates II....................................      (25,501,516)          (24,157,797)
        Other partners........................................................       (1,043,088)             (945,125)
                                                                                    ---------------------------------
                                                                                    (26,544,604)          (25,102,922)
                                                                                    ---------------------------------
                                                                                    $ 41,610,365          $44,100,688
                                                                                    =================================

The combined statements of operations of the Local Limited Partnerships for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                  1995                         1994                  1993
- ------------------------------------------------------------------------------------------------------------------------
Revenues:
        Rental income...........................................$13,125,164               $12,612,377           $12,006,146
        Other income............................................    497,325                   517,250               426,792
                                                                -----------------------------------------------------------
                                                                 13,622,489                13,129,627            12,432,938
                                                                -----------------------------------------------------------
     Expenses:
        Interest................................................  4,989,859                 4,875,193             4,995,444
        Depreciation and amortization...........................  2,749,145                 2,702,778             2,688,668
        Taxes and insurance.....................................  1,481,140                 1,555,077             1,417,822
        Management and administration fees......................    733,328                   714,683               705,841
        Repairs and maintenance.................................  2,132,376                 1,824,332             1,662,753
        General and administrative..............................  2,874,900                 2,979,335             2,781,888
                                                                -----------------------------------------------------------
                                                                 14,960,748                14,651,398            14,252,416
                                                                -----------------------------------------------------------

     Net loss before gain on
      extinguishment of debt.................................... (1,338,259)               (1,521,771)           (1,819,478)
     Gain from extinguishment on debt...........................    863,044                    -                      -
                                                                -------------------------------------------------------
     Net loss...................................................$  (475,215)              $(1,521,771)          $(1,819,478)
                                                                ===========================================================

     Net loss allocated to Winthrop
        Residential Associates II...............................$  (643,099)              $(1,601,479)          $(1,807,315)
                                                                ===========================================================
     Net income (loss) allocated to other
        partners................................................$   167,884               $    79,708           $   (12,163)
                                                                ===========================================================


5.      TAX LOSS

The Partnership's tax loss for 1995 differs from the net income for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Local Limited Partnerships and losses not recognizable under the equity method. The taxable loss for 1995 is as follows:

        Net income for financial reporting purposes............                           $    712,653

        Less:   Equity in Local Limited Partnerships' tax
                  loss in excess of financial statement
                  loss (due primarily to the depreciation
                  differences caused by ACRS and amounts
                  capitalized for construction)................                               (619,649)

                Equity in Local Limited  Partnerships'  losses not  recognizable under the equity method of accounting for financial reporting
                  purposes (Note 2)..........................                                 (643,103)

                Income from Local Limited Partnership cash
                  distribution...............................                                 (700,616)
                                                                                           -----------

        Tax loss.............................................                              $(1,250,715)
                                                                                           ===========


6.      LOCAL LIMITED PARTNERSHIPS

In 1993, the Department of Housing and Urban Development (HUD) issued a letter indicating its intention to initiate foreclosure proceedings on Sanford Landing. Subsequently, the Local Limited Partnership submitted a workout proposal in order to avoid foreclosure. The Local Limited Partnership owning Sanford Landing, and HUD have agreed to terms in 1995. Pursuant to a mortgage modification agreement effective May 12, 1995, the outstanding first mortgage principal balance was reduced. Concurrently, a second mortgage note was drawn between the local limited partnership and HUD. These transactions resulted in the extinguishment of $863,044 of debt, and in recasting unpaid accrued interest as second mortgage principal debt.

The Local Limited Partnership owning Southwest Parkway has submitted various proposals to HUD, the latest in January 1995, to cure the mortgage default. In October 1995, HUD notified the Local Limited Partnership that the mortgage has been preliminarily selected for sale in 1996. Management is attempting to negotiate a provisional workout arrangement with HUD, and in the event the mortgage is sold, management will attempt to negotiate a workout arrangement with the new lender.

The Partnership is unable to determine at this time if these Local Limited Partnerships will be able to meet their financing requirements during the coming year. The Partnership is not obligated to fund operating deficits or mortgage loans of these Local Limited Partnerships. The Partnership's investment balance in these Local Limited Partnerships is zero at December 31, 1995.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

- -------------------------------------------------------------------------------------------
December 31, 1995                                                             Three Months Ended            Year Ended
(Unaudited)                                                                    December 31, 1995         December 31, 1995
- ----------------------------------------------------------------------------------------------------------------------

1.  Statement of Cash Available for Distribution:

Net income.........................................                                 $ 224,018                    $ 712,653
  Add:  Cash distributions from Local Limited
           Partnerships.............................                                  180,000                      700,616
        Cash to reserves.........................                                    (118,713)                    (396,737)
   Less: Income from cash distributions.............                                 (180,000)                    (700,616)
                                                                                     --------                     --------

Cash Available for Distribution....................                                  $105,305                     $315,916

                                                                                     ========                     ========



2. Fees or other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended December 31, 1995:




Entity Receiving               Form
 Compensation           of Compensation            Amount


General Partners       Distribution and Interest  $ 5,265
                       in Cash Available for
                       Distribution

WFC Realty Co., Inc.   Distribution and Interest  $    20
(Assignor Limited      in Cash Available for
   Partner)            Distribution

WP Management          Management fees             $18,000








All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Financial Statements and related notes or Annual Partnership Report.

                                                     WINTHROP RESIDENTIAL ASSOCIATES II,
                                                            A LIMITED PARTNERSHIP
                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS                     SCHEDULE III
                                                              DECEMBER 31, 1995


                             Initial cost to Local Limited Partnership
                              and gross amount at which carried as of                                                   Accumulated
                                 December 31, 1995 (A, B and C)                                                         Depreciation
Description               Number                                                                                           as of
and Ownership                 of      Outstanding                       Buildings and                                December 31,
Percentage                 Apts.      Encumbrance         Land          Improvements              Total                   1995 (D)
- ----------                ------      -----------         ----          ------------              -----           ----------------
Whisper Lake, Ltd.
 Orlando, FL
   98.93%                     400      $12,150,025      $1,029,000       $13,221,490             $14,250,490          $ 6,865,271
Sanford Landing
 Apartments, Ltd.
 Sanford, FL
   98.39%                     264        9,447,756         460,000         8,583,423               9,043,423            4,445,023
Brookside, Ltd.
 Sylacauga, AL
   98.92%                      80        1,438,503          54,871         1,757,239               1,812,110            1,013,800
Westbury Springs, Ltd.
 Gwinnett County, GA
   99%                        150        4,410,309         273,588         4,911,802               5,185,390            2,612,541
Southwest Parkway, Ltd.
 Wichita Falls, TX
   99%                        200        4,898,615         262,753         5,291,292               5,554,045            2,788,723
Wedgewood Creek
 Limited Partnership
 Gurnee, IL - 99%             201        9,096,820         595,000        10,382,938              10,977,938            5,232,576
Crofton Village
 Limited Partnership
 Crofton, MD - 52.8%          258        6,612,648         806,397         9,146,275               9,952,672            5,051,692

First Investment
 Limited Partnership
 IX, Albuquerque, NM
   90%    (F)                 348        5,933,201         754,794         8,359,229               9,114,023            4,206,702
Honeywood Associates
 Roanoke, VA - 95%            300        5,904,868         379,393         5,775,057               6,154,450            3,209,837
                            -----      -----------      ----------       -----------             -----------          -----------
                            2,201      $59,892,745      $4,615,796       $67,428,745             $72,044,541          $35,426,165
                            =====      ===========      ==========       ===========             ===========          ===========

Description               Con-            Date      Depre-
and Ownership        struction        Interest       ciable
Percentage             Period         Acquired        Life
Whisper Lake, Ltd.
 Orlando, FL
   98.93%              2/82-6/83         2/24/82      10-25yrs.
Sanford Landing
 Apartments, Ltd.
 Sanford, FL
   98.39%              4/82-5/83          4/6/82      10-25yrs.
Brookside, Ltd.
 Sylacauga, AL
   98.92%              9/81-4/82         4/20/82      10-25yrs.
Westbury Springs, Ltd.
 Gwinnett County, GA
   99%                 5/82-3/83         5/27/82      10-25yrs.
Southwest Parkway, Ltd.
 Wichita Falls, TX
   99%                 5/82-7/83         6/22/82      10-25yrs.
Wedgewood Creek
 Limited Partnership
 Gurnee, IL - 99%      6/82-9/83         6/24/82      10-25yrs.
Crofton Village
 Limited Partnership
 Crofton, MD - 52.8%         (E)         10/4/82      10-25yrs.

First Investment
 Limited Partnership
 IX, Albuquerque, NM
   90%    (F)                (E)        10/28/82      10-25yrs.
Honeywood Associates
 Roanoke, VA - 95%           (E)          1/5/83       5-30yrs.

(A) Substantially all project costs, including costs such as construction period interest and various fees are capitalized as part of the cost of the properties. These costs are amortized over the lives of the related assets.
(B) The total cost of land and buildings and improvements less accumulated depreciation at December 31, 1995 for federal income tax purposes is $13,539,563.

(C)   Reconciliation of Cost:
              Balance as of December 31, 1994...................  $71,609,837
              Additions in 1995, net of deletions...............      434,704
                                                                   ----------
              Balance as of December 31, 1995...................   $72,044,541
                                                                   ===========
(D)   Reconciliation of Accumulated Depreciation:
              Balance as of December 31, 1994....................  $32,757,563
              Depreciation expense in 1995, net of deletions.....    2,668,602
                                                                    -----------
              Balance as of December 31, 1995....................  $35,426,165
                                                                   ===========

(E) These apartment complexes were completed and fully operating at the time of the Partnership's investment. (F) This Local Limited Partnership owns two apartment complexes, both of which are located in Albuquerque, New Mexico.

Item 9.             Changes in and Disagreements on Accounting and
                    Financial Disclosure.

                                      None.

                                    PART III


Item 10.            Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                   Has served as
                       Position Held with the      Director or
Name and Age           Managing General Partner    Officer Since

Michael L. Ashner      Chief Executive Officer        1-96
                       and Director

Ronald Kravit          Director                       7-95

W. Edward Scheetz      Director                       7-95

Richard J. McCready    President and
                       Chief Operating Officer        7-95

Jeffrey Furber         Executive Vice President       1-96
                       and Clerk

Anthony R. Page        Chief Financial Officer        8-95
                       Vice President and
                       Treasurer

Peter Braverman        Senior Vice President          1-96

       (c)    Identification of Certain Significant Employees.   None.

     (d) Family Relationships. None.

     (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

            Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July 1994, to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

       Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

          One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial

Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

          (f)  Involvement in Certain Legal Proceedings.   None.

Item 11.            Executive Compensation.

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 12.            Security Ownership of Certain Beneficial Owners and
                    Management.

          (a)  Security ownership of certain beneficial owners.

          The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although approval of Linnaeus is required as to all investments in Local Limited Partnerships and in connection with any votes or consents arising out of the ownership of a Local Limited Partnership interest.

          (b)  Security ownership of management.

          None of the officers, directors or general partners of the General Partners and none of the partners of WFA owned any Units at December 31, 1995 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 100 units (.38%).

          (c)  Changes in control.

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership except as follows:

     In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Partnership.


Item 13.  Certain Relationships and Related Transactions.

          The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. WP Management Co., Inc. ("WP Management"), an affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus
(b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. For the years ended December 31, 1995, 1994 and 1993, WP Management earned $76,812, $39,210 and $18,825, respectively.

          The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $15,796, $10,532 and $10,532 of cash distributions in 1995, 1994 and 1993, respectively.

          For the year ended December 31, 1995, the Partnership allocated $23,451 of tax losses to the Managing General Partner and $39,085 to the Associate General Partner.

                                                      PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See Item 8 of this Form 10-K for Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)           Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                                    SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 1996.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                               By: /s/ Michael L. Ashner
                                                       Michael L. Ashner
                                                       Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name           Title                         Date

/s/ Michael Ashner    Chief Executive            March 27, 1996
- ------------------
Michael Ashner        Officer and Director


/s/ Ronald Kravit     Director                   March 27, 1996
Ronald Kravit


/s/ Anthony R. Page   Chief Financial Officer    March 27, 1996
Anthony R. Page

                                INDEX TO EXHIBITS



Exhibit
  No.                      Title of Document


   3.                      Agreement and Certificate of Limited
                           Partnership of Winthrop Residential
                           Associates II, A Limited Partnership,
                           dated as of June 23, 1983 (incorporated
                           by reference to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended December 31, 1983)

   4. Agreement and Certificate of Limited Partnership of Winthrop Residential Associates II, A Limited Partnership, dated as of June 23, 1983 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

  10. Agreement between Winthrop Residential Associates II, A Limited Partnership and The Artery Organization, Inc. (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-74784)