Form 10QSB
period 1996-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1996-05-15
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-11063

            Winthrop Residential Associates II, A Limited Partnership
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Maryland                              04-2742158
     -------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

              One International Place, Boston, Massachusetts 02110
            ----------------------------------------------------------
         (Address of principal executive office)             (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                                     1 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets (Unaudited)
                                                       March 31,    December 31,
                                                         1996           1995
                                                      -----------   -----------


Assets

Cash and cash equivalents                             $ 2,083,000   $ 2,078,000
Interest receivable                                          --           8,000
                                                      -----------   -----------

     Total assets                                     $ 2,083,000   $ 2,086,000
                                                      ===========   ===========


Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                 $    33,000   $      --
Distribution payable                                      105,000       105,000
                                                      -----------   -----------

     Total Liabilities                                    138,000       105,000
                                                      -----------   -----------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units                       2,935,000     2,970,000

General Partners (Deficit)                               (990,000)     (989,000)
                                                      -----------   -----------

         Total Partners' Capital                        1,945,000     1,981,000
                                                      -----------   -----------

         Total Liabilities and Partners' Capital      $ 2,083,000   $ 2,086,000
                                                      ===========   ===========



                       See notes to financial statements.

                                     2 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996


Statements of Operations (Unaudited)


                                                      For the Three Months Ended
                                                           March 31,   March 31,
                                                             1996        1995
                                                           ---------   ---------

Income:

     Local limited partnership cash distributions          $ 97,000     $ 95,000
     Interest income                                         22,000       21,000
                                                           --------     --------

         Total income                                       119,000      116,000
                                                           --------     --------

Expenses:

     General and administrative                              17,000       10,000
     Management fees                                         33,000       16,000
                                                           --------     --------

         Total expenses                                      50,000       26,000
                                                           --------     --------

Net income                                                 $ 69,000     $ 90,000
                                                           ========     ========

Net income per Unit of Limited Partnership Interest        $   2.60     $   3.42
                                                           ========     ========

Distributions per Unit of Limited Partnership Interest     $   4.00     $   2.00
                                                           ========     ========




                       See notes to financial statements.

                                     3 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996


Statement of Changes in Partners' Capital (Unaudited)

                             Units of
                              Limited        General        Limited
                            Partnership     Partners'      Partners'        Total
                             Interest        Deficit        Capital        Capital
                            -----------    -----------    -----------    -----------
Balance - January 1, 1996        25,010    $  (989,000)   $ 2,970,000    $ 1,981,000

   Cash distributions                           (5,000)      (100,000)      (105,000)
   Net income                                    4,000         65,000         69,000
                            -----------    -----------    -----------    -----------

Balance - March 31, 1996         25,010    $  (990,000)   $ 2,935,000    $ 1,945,000
                            ===========    ===========    ===========    ===========




                       See notes to financial statements.

                                     4 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996


Statements of Cash Flows (Unaudited)

                                                             For the Three Months Ended
                                                           March 31, 1996  March 31, 1995
                                                           --------------  --------------
Cash Flows from Operating Activities:

Net income                                                   $    69,000    $    90,000
Adjustments to reconcile net income to net cash used
  in operating activities:

     Changes in assets and liabilities:
         Decrease in interest receivable                           8,000         68,000
         Increase in accounts payable and accrued expenses        33,000          6,000
                                                             -----------    -----------

     Net cash provided by operating activities                   110,000        164,000
                                                             -----------    -----------

Cash Flows From Financing Activities:

     Cash distributions paid                                    (105,000)       (53,000)
                                                             -----------    -----------

     Cash used for financing activities                         (105,000)       (53,000)
                                                             -----------    -----------

Net increase in cash and cash equivalents                          5,000        111,000

Cash and cash equivalents, beginning of period                 2,078,000      1,566,000
                                                             -----------    -----------

Cash and cash equivalents, end of period                     $ 2,083,000    $ 1,677,000
                                                             ===========    ===========




                       See notes to financial statements.

                                     5 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1996:


        Entity Receiving                 Form of
          Compensation                Compensation                              Amount
        ----------------          -------------------------------------------   ------

          Winthrop
          Management              Property Management Fees                      $  33,000

          General Partners        Interest in Cash Available for Distribution   $   5,000




                                     6 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996



Item 2.   Management's Discussion and Analysis or Plan of Operation

          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          As of March 31, 1996, the Partnership retained an equity interest in nine Local Limited Partnerships owning 11 apartment properties. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay its general and administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

          To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 1996, the Partnership held operating reserves of approximately $2,083,000 which is expected to be sufficient to fund any anticipated deficits. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide, at a minimum, interest income in an amount equal to the Partnership's annual general and administrative expenses. Therefore, a lack of cash distributed by the Local Limited Partnership to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions.

          The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case by case basis whether to fund any operating deficits. If a Local Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

          During the first quarter of 1996, the Partnership distributed $100,000 or $4.00 per unit to its limited partners and $5,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships.

                                     7 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996



Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Results of Operations

          Net income decreased by $21,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to an increase in income of $3,000 which was more than offset by an increase in expenses of $24,000. Income increased due to a $2,000 increase in cash distributions received from Local Limited Partnerships and a $1,000 increase in interest income during the three months ended March 31, 1996 as compared to the comparable period in 1995. The increase in expenses is attributable to a $7,000 increase in general and administrative expenses and a $17,000 increase in management fees.

                                     8 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996

                          PART - II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8K: No report on Form 8-K was filed during the period.


                                     9 of 10

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BY:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner



                                             BY: ______________________________
                                                 /s/ Michael L. Ashner
                                                 Chief Executive Officer



                                             BY: ______________________________
                                                 /s/ Edward V. Williams
                                                 Chief Financial Officer


                                                 Dated: May 14, 1996


                                    10 of 10