Form 10QSB
period 1996-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1996-08-13
CIK 356141

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-11063

           Winthrop Residential Associates II, A Limited Partnership (Exact name of small business issuer as specified in its charter)

        Maryland                                       04-2742158
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      One International Place, Boston, Massachusetts           02110
         (Address of principal executive office)             (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No_____

                                    1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets (Unaudited)
(In Thousands, Except Unit Data)                        June 30,   December 31,
                                                          1996         1995
                                                        --------   ------------
Assets

Cash and cash equivalents                                $1,980       $2,078
Other                                                        --            8
                                                         ------       ------
     Total assets                                        $1,980       $2,086
                                                         ======       ======
Liabilities and Partners' Capital

Liabilities:
Accrued expenses                                         $   36           --
Distribution payable                                        105          105
                                                         ------       ------
     Total Liabilities                                      141          105
                                                         ------       ------
Partners Capital:
Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units.                        2,835        2,970
General Partners (Deficit)                                 (996)        (989)
                                                         ------       ------
         Total Partners' Capital                          1,839        1,981
                                                         ------       ------
         Total Liabilities and Partners' Capital         $1,980       $2,086
                                                         ======       ======

                       See notes to financial statements.

                                    2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statements of Operations (Unaudited)
(In Thousands)
                                   For the Three Months Ended     For the Six Months Ended
                                  June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995
                                  -------------  -------------  -------------  -------------
Income:
   Local limited partnership
     cash distributions               $   41         $ 235          $ 138          $  330
   Interest income                        24            24             46              45
                                      ------         -----          -----          ------
       Total income                       65           259            184             375
                                      ------         -----          -----          ------
Expenses:
   General and administrative             26            31             43              41
   Management fees                        40            24             73              40
                                      ------         -----          -----          ------
       Total expenses                     66            55            116              81
                                      ------         -----          -----          ------
Net (loss) income                     $   (1)        $ 204          $  68          $  294
                                      ======         =====          =====          ======
Net (loss) income per Unit of
  Limited Partnership Interest        $(0.04)        $7.75          $2.60          $11.17
                                      ======         =====          =====          ======
Distributions per Unit of
  Limited Partnership Interest        $ 4.00         $3.00          $8.00          $ 5.00
                                      ======         =====          =====          ======

                       See Notes to Financial Statements

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statement of Changes in Partners' Capital (Unaudited)
(In Thousands, Except Unit Data)

                                Units of
                                Limited       General      Limited
                              Partnership    Partners'    Partners'     Total
                                Interest      Deficit      Capital     Capital
                              -----------    ---------    ---------    -------
Balance - January 1, 1996        25,010        $(989)       $2,970     $1,981
   Distributions                                 (10)         (200)      (210)
   Net income                                      3            65         68
                                 ------        -----        ------     ------
Balance - June 30, 1996          25,010        $(996)       $2,835     $1,839
                                 ======        =====        ======     ======

                       See notes to financial statements.

                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statements of Cash Flows (Unaudited)
(In Thousands)                                       For the Six Months Ended
                                                  June 30, 1996    June 30, 1995
                                                  -------------    -------------
Cash Flows from Operating Activities:
Net income                                            $   68           $  294
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
Income from Local Limited Partnership
  cash distributions                                    (138)            (330)
     Changes in assets and liabilities:
         Decrease in other assets                          8               68
         Increase (decrease) in accounts payable
            and accrued expenses                          36               (3)
                                                      ------           ------
     Net cash (used in) provided by operating
        activities                                       (26)              29
                                                      ------           ------
Cash Flows From Investing Activities:
     Cash distributions from Local Limited
        Partnerships                                     138              330
                                                      ------           ------
     Cash provided by investing activities               138              330
                                                      ------           ------
Cash Flows From Financing Activities:
     Cash distributions                                 (210)            (106)
                                                      ------           ------
     Cash used for financing activities                 (210)            (106)
                                                      ------           ------
Net (decrease) increase in cash and cash
   equivalents                                           (98)             253
Cash and cash equivalents, beginning of period         2,078            1,566
                                                      ------           ------
Cash and cash equivalents, end of period              $1,980           $1,819
                                                      ======           ======

                       See notes to financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Related Party Transactions

   An affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to the greater of $100,000 or 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. Management fees aggregated $73,000 during the six months ended June 30, 1996.

3. Subsequent Event

   In August 1996, the Local Limited Partnership owning Southwest Parkway Apartments, in an effort to avoid a foreclosure of the property, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The carrying value on the books of the Partnership of this investment is zero.

                                    6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        As of June 30, 1996, the Partnership retained an equity interest in nine Local Limited Partnerships owning 11 apartment properties. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. In August 1996, the Local Limited Partnership which owns Southwest Parkway Apartments, in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code (see
        Item 1, Note 3). If Southwest Parkway Apartments is lost through foreclosure, Registrant expects that $5.5 million (approximately $210 per limited partnership unit) will be recaptured as income for income tax purposes.

        To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 1996, the Partnership had cash of approximately $1,980,000 as compared to $2,078,000 at December 31, 1995. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions.

        The level of liquidity based on cash and cash equivalents experienced a $98,000 decrease at June 30, 1996, as compared to December 31, 1995. The Partnership's $138,000 of cash distributions from Local Limited Partnerships was more than offset by $210,000 of cash distributions to partners and $26,000 used in operating activities.

        The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits and does not anticipate doing so in 1996. Beyond 1996, the Partnership will determine on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

                                    7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

        During the six months ended June 30, 1996, the Partnership distributed $200,000 ($8.00 per Unit) to its limited partners and $10,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships.

        Results of Operations

        Net income decreased by $226,000 and $205,000 for the six and three months ended June 30, 1996, respectively, as compared to 1995, primarily due to a decrease in cash distributions received from Local Limited Partnerships. In 1996, Local Limited Partnerships owning Honeywood and Crofton Village Apartments made cash distributions to the Partnership of $41,000 and $97,000, respectively. Expenses increased by $35,000 for the six months ended June 30, 1996, as compared to 1995 due to an increase in management fees. Management fees increased due to the timing of the accrual for the 1995 period.

                                    8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                         PART - II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    27. Financial Data Schedule

    99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

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

                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner

                                      BY: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer

                                      BY: /s/ Edward V. Williams
                                          Edward V. Williams
                                          Chief Financial Officer

                                          Dated: August 13, 1996

                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                                 JUNE 30, 1996

Exhibit Index

    Exhibit                                                           Page No.
    -------                                                           --------

27. Financial Data Schedule                                              --

99. Supplementary Information Required Pursuant to
    Section 9.4 of the Partnership Agreement.                            12

                                    11 of 12