Form 10QSB
period 1996-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1996-11-07
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-11063

                  Winthrop Residential Associates II, A Limited
               --------------------------------------------------
               Partnership (Exact name of small business issuer as
                            specified in its charter)

            Maryland                                   04-2742158
-------------------------------------     -------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

              One International Place, Boston, Massachusetts 02110
          -------------------------------------------------------------
           (Address of principal executive office)         (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

                                                              September 30,           December 31,
(In Thousands, Except Unit Data)                                  1996                    1995
                                                          ---------------------   ---------------------

Assets

Cash and cash equivalents                                 $              3,693    $              2,078
Restricted cash                                                            351                       -
Other assets                                                                31                       8

                                                          ---------------------   ---------------------


         Total assets                                      $             4,075     $             2,086
                                                          =====================   =====================



Liabilities and Partners' Capital

Liabilities:


Accrued expenses                                           $                63     $                 -
Other liability                                                            382     $                 -
Distribution payable                                       $               605     $               105
                                                          ---------------------   ---------------------

     Total liabilities                                                   1,050                     105
                                                          ---------------------   ---------------------

Partners Capital:

Limited Partners -

   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,005 Units                                        3,937                   2,970


General Partners (Deficit)                                               (912)                   (989)
                                                          ---------------------   ---------------------

         Total Partners' Capital                                         3,025                   1,981
                                                          ---------------------   ---------------------

         Total Liabilities and Partners' Capital           $             4,075     $             2,086
                                                          =====================   =====================




                       See notes to financial statements.


                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1996

Statements of Operations (Unaudited)

(In Thousands)

                                                             For the Three Months Ended           For the Nine Months Ended
                                                            September 30,     September 30,      September 30,     September 30,
                                                          ----------------- -----------------  ----------------  ----------------

                                                                 1996              1995               1996              1995
                                                          ----------------- -----------------  ----------------  ----------------
Income:

   Local limited partnership cash distributions           $          1,801  $            191   $         1,939   $           521
   Interest income                                                      36                27                82                73
                                                          ----------------- -----------------  ----------------  ----------------

     Total income                                                    1,837               218             2,021               594
                                                          ----------------- -----------------  ----------------  ----------------

Expenses:

   General and administrative                                           19                 5                62                46
   Management fees                                                      26                19                99                59
                                                          ----------------- -----------------  ----------------  ----------------

     Total expenses                                                     45                24               161               105
                                                          ----------------- -----------------  ----------------  ----------------

Net income                                                $          1,792  $            194   $         1,860   $           489
                                                          ================= =================  ================  ================

Net income allocated to General Partners                  $             90  $             10   $            93   $            25
                                                          ================= =================  ================  ================

Net income allocated to Limited Partners                  $          1,702  $            184   $         1,767   $           464
                                                          ================= =================  ================  ================


Net income per Unit of Limited Partnership

  Interest                                                $           68.05 $            7.36  $          70.65  $          18.55
                                                          ================= =================  ================  ================

Distributions per Unit of Limited Partnership Interest    $           24.00 $            3.00  $          32.00  $           8.00
                                                          ================= =================  ================  ================

                        See Notes to Financial Statements

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1996

Statement of Changes in Partners' Capital (Unaudited)

                                                 Units of
(In Thousands, Except Unit Data)                 Limited             General             Limited
                                               Partnership          Partners'            Partners'             Total
                                                 Interest            Deficit              Capital             Capital
                                             -----------------  ------------------  -------------------  -------------------
Balance - January 1, 1996                              25,010   $            (989)  $            2,970   $            1,981

   Distributions                                                              (16)                (800)                (816)
   Net income                                                                  93                1,767                1,860
                                             -----------------  ------------------  -------------------  -------------------

Balance - September 30, 1996                           25,010   $            (912)  $            3,937   $            3,025
                                             =================  ==================  ===================  ===================

                       See notes to financial statements.


                                     4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Statements of Cash Flows (Unaudited)

                                                                                     For the Nine Months Ended
                                                                                September 30,           September 30,
(In Thousands)                                                                      1996                   1995
                                                                            ---------------------   ---------------------

Cash Flows from Operating Activities:

Net income                                                                  $              1,860    $                489
Adjustments to reconcile net income to net cash
  provided by operating activities:

     Income from Local Limited Partnership
         cash distributions                                                              (1,939)                   (521)

     Changes in assets and liabilities:

         Decrease in other assets                                                              8                      66

         Increase in accrued expenses                                                         63                      11
                                                                            ---------------------   ---------------------

     Net cash (used in) provided by operating activitie                                      (8)                      45
                                                                            ---------------------   ---------------------

Cash Flows From Investing Activities:

     Cash distributions from Local Limited Partnerships                                    1,939                     521
                                                                            ---------------------   ---------------------

     Repayment of loan from Local Limited Partnership                                        382                       -

     Loans to Local Limited Partnership                                                     (31)                       -

     Increase in restricted cash                                                           (351)                       -
                                                                            ---------------------   ---------------------

     Cash provided by investing activities                                                 1,939                     521
                                                                            ---------------------   ---------------------

Cash Flows From Financing Activities:

     Cash distributions                                                                    (316)                    (184)
                                                                            ---------------------   ---------------------


     Cash used in financing activities                                                      (316)                   (184)
                                                                            ---------------------   ---------------------

Net increase in cash and cash equivalents                                                  1,615                     382

Cash and cash equivalents, beginning of period                                             2,078                   1,566
                                                                            ---------------------   ---------------------

Cash and cash equivalents, end of period                                    $              3,693    $              1,948
                                                                            =====================   =====================




                       See notes to financial statements.


                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     An affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to the greater of $100,000 or 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. Management fees aggregated $99,000 during the nine months ended September 30, 1996.

3.   Reorganization

     In August 1996, the Local Limited Partnership owning Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid a foreclosure of the property, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The carrying value on the books of the Partnership of this investment is zero.

     Prior to the Chapter 11 filing, Southwest Parkway remitted $382,000 to the Partnership in partial repayment of a loan. In addition, between July and August 1996 the Partnership made loans to Southwest Parkway and paid expenses on its behalf aggregating $31,000. The disposition of the above transactions is uncertain pending the outcome of the Chapter 11 proceedings. Consequently, the Partnership has reflected the $351,000 of net cash resulting from the above transactions as restricted cash and the $382,000 of loan proceeds as an other liability on the accompanying financial statements.

                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        As of September 30, 1996, the Partnership retained an equity interest in nine Local Limited Partnerships owning 11 apartment properties. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses or to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. In August 1996, the Local Limited Partnership which owns Southwest Parkway Apartments, in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 1, Note 3). If Southwest Parkway Apartments is lost through foreclosure, the Partnership expects that $5.5 million (approximately $210 per limited partnership unit) will be recaptured as income for income tax purposes.

        Southwest Parkway, however, anticipates reaching agreement for a settlement with the Lender, which agreement is subject to approval of the Bankruptcy Court. The agreement will allow Southwest Parkway to purchase the debt for $4,100,000 and retain ownership of the property. In order to complete the purchase of the debt, the Partnership expects to lend approximately $2,000,000 to Southwest Parkway. It is anticipated that the remaining $2,100,000 will be funded by a new first mortgage.
        If the deal is consummated the Partnership will retain the $382,000 discussed in Item 1, Note 3.

        To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 1996, the Partnership held operating reserves of $3,693,000 as compared to $2,078,000 at December 31, 1995. The Managing

        General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions.

        The level of liquidity based on cash and cash equivalents experienced a $1,615,000 increase at September 30, 1996, as compared to December 31, 1995. The Partnership's $1,939,000 of cash distributions and $382,000 loan repayment (see Item 1, Note 3) from Local Limited Partnerships was partially offset by $31,000 of loans to Southwest Parkway Apartments, $351,000 of restricted cash (see Item 1, Note 3), $8,000 of cash used in operating activities and $316,000 of cash distributions to partners. Distributions received from Local Limited Partnerships include $1,391,000 of refinancing proceeds distributed to the Partnership in the third quarter of 1996 from the Local Limited Partnership which owns Crofton Village Apartments, of which $500,000 is being distributed to limited partners on November 15, 1996.


                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

        The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits and does not anticipate doing so in 1996. Beyond 1996, the Partnership will determine on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and may incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

        The Partnership is contemplating investing an additional $100,000 to be used for capital improvements in the Local Limited Partnership owning Brookside Apartments ("Brookside"). The Partnership is currently negotiating with the general partner of the Local Limited Partnership which holds title to Brookside pursuant to which an affiliate of the general partner of the Partnership would be appointed as general partner of the Brookside Local Limited Partnership and assume responsibility for managing Brookside. Such transfer is subject to the approval of the U.S. Department of Housing and Urban Development.


        During the nine months ended September 30, 1996, the Partnership distributions aggregated $800,000 ($32.00 per unit), which includes $500,000 of refinancing proceeds received from the Local Limited Partnership owning Crofton Village Apartments, to its limited partners and $16,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships.

        Results of Operations

        Net income increased by $1,371,000 and $1,598,000 for the nine and three months ended September 30, 1996, respectively, as compared to 1995, primarily due to a distribution of $1,391,000 from Crofton Village Apartments. Expenses increased by $56,000 and $21,000 for the nine and three months ended September 30, 1996, respectively, as compared to 1995, primarily due to an increase in management fees and an increase in general and administrative expenses. General and administrative expenses increased due to an increase in professional fees and related costs. Management fees increased primarily due to the timing of the accrual for the 1995 period.


                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

                          PART - II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule

     99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

(b)  Reports on Form 8-K:

     On September 19, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of Independent Auditors.


                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BY:     ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner

                                      BY:/S/ Michael L. Ashner
                                         --------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer

                                      BY:/S/ Edward V. Williams
                                         --------------------------
                                         Edward V. Williams
                                         Chief Financial Officer

                                         Dated:   November 7, 1996


                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996

Exhibit Index

     Exhibit                                                          Page No.
     -------                                                          --------

27.  Financial Data Schedule                                              -

99.  Supplementary Information Required Pursuant to
     Section 9.4 of the Partnership Agreement.                           12


                                    11 of 12