Form 10KSB
period 1996-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1997-04-01
CIK 356141

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

For the year ended December 31, 1996                          Commission File
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

                      Units of Limited Partnership Interest

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                              Cover Page continued on Next Page

                                                              Cover Page 2 of 2

Registrant's revenues for its most recent fiscal year were $2,092,797.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part of the

Form 10-KSB

         I The Prospectus of the Registrant dated January 29, 1982, as supplemented on March 5, 1982, June 21, 1982 and August 27, 1982

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                    PART I

Item 1.  Description of Business.

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

         The general partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop"), and Linnaeus-Hawthorne Associates Limited Partnership ("Linnaeus-Hawthorne"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. One Winthrop is the Partnership's managing general partner. See "Change in Control."

         In late 1981, the Partnership filed a Registration Statement on Form

S-11 with the Securities and Exchange Commission with respect to a public offering of 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). The Registration Statement was declared effective on January 29, 1982. The offering terminated on November 17, 1982, at which time 25,000 Units, representing capital contributions from Investor Limited Partners of $25,000,000, had been subscribed for. Capital contributions, net of selling commissions, sales and registration costs, were
                                       3
utilized to purchase interests in 10 Local Limited Partnerships and temporary short term investments.

         The only business of the Partnership is investing as a limited partner in Local Limited Partnerships that own, operate and otherwise deal with apartment complexes with original financing insured by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 23-29 of its Prospectus dated January 29, 1982 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

         Initially, the Partnership acquired equity interests ranging from 52.8% to 99% in ten Local Limited Partnerships, owning 12 properties, for an aggregate investment, including capitalizable and noncapitalizable fees and expenses, of approximately $21,669,334. One of the Partnership's properties was sold in 1986. See "Item 2, Description of Properties" for information relating to these properties.

         The Partnership is currently negotiating with the general partner of the Local Limited Partnership which owns Brookside Apartments to replace the general partner with an affiliate of the Partnership. In addition, an affiliate of the Partnership would also assume responsibility for managing Brookside Apartments. Any such transfer would be subject to HUD approval.

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

         In March 1987, the Local Limited Partnership owning Southwest Parkway defaulted on its mortgage. Since that time, the Local Limited Partnership has submitted various proposals to HUD to cure the mortgage default, all of which have been rejected. The Partnership was notified that this mortgage would be included in an auction. In August 1996, the Local Limited Partnership owning Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid a foreclosure of the property, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 1996, Southwest Parkway filed its Bankruptcy Plan which was confirmed by the Bankruptcy Court in January 1997. The plan included the payment to the lender of $4,100,000 as full satisfaction of the outstanding indebtedness. In connection with this transaction, the Partnership expects to recognize forgiveness of indebtedness income in 1997. See "Item 2, Description of Properties" for information with respect to the origination of funds used to satisfy the outstanding indebtedness.

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

Change in Control

         On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Arthur J. Halleran, Jr., the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, Mr. Halleran and certain other individuals who comprised the senior management of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and the general partnership interest in Linneaus-Hampshire.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the Managing General Partner, WP Management Co., Inc.

Item 2.  Description of Properties.

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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1997:

                                                     Date of          Number of
Property Name              Location                  Acquisition(1)   Units
-------------              --------                  --------------   ---------

Whisper Lake               Orlando, FL               2/24/82             400
 Apartments

Sanford Landing            Sanford, FL               4/06/82             264
 Apartments

Honeywood Apartments       Roanoke, VA               1/05/83             300

Brookside Apartments       Sylacauga, AL             4/20/82              80

Westbury Springs           Gwinnett Co, GA           5/27/82             150
 Apartments

Southwest Parkway          Wichita Falls, TX         6/22/82             200
 Apartments

Wedgewood Creek            Gurnee, IL                6/24/82             198
 Apartments

Mountain Vista I           Albuquerque, NM           10/28/82            124

Mountain Vista II          Albuquerque, NM           10/28/82             96

Cibola Village             Albuquerque, NM           10/28/82            128
 Apartments

Crofton Village            Crofton, MD               10/04/82            258
 Apartments

--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                     Principal                                    Principal
                     Balance at                                    Balance
                    December 31,  Interest    Period    Maturity     Due at
Property               1996         Rate    Amortized     Date      Maturity
--------            ------------  --------  ---------   --------   ---------

Whisper Lake       $12,025,180     7.675%   40 years    4/1/2024      (1)
Sanford Landing      5,433,364     8.75%    40 years    6/1/2024      (1)
Honeywood            5,812,789     7.5%     40 years   12/1/2019      (1)
Brookside            1,438,503     7.5%     40 years    2/1/2023      (1)
Westbury Springs     4,360,428     7.5%     40 years    7/1/2023      (1)
Southwest Parkway           (2)    8.75%    40 years    2/1/2007   $2,000,000
Wedgewood Creek      9,003,004     7.5%     40 years    8/1/2024      (1)
Mountain Vista I     1,910,850     7.5%     38 years   10/1/2018      (1)
Mountain Vista II    2,016,189     7.5%     38 years    5/1/2020      (1)
Cibola Village       1,914,243     7.5%     37 years    2/1/2019      (1)
Crofton Village      9,575,007     8.2%     38 years    9/1/2006      (1)

(1)  Loan at maturity is fully amortized.
(2)  Loan was refinanced on January 27, 1997.

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

         In connection with the Bankruptcy of the Local Limited Partnership which owns Southwest Parkway Apartments, on January 27, 1997 the Local Limited Partnership obtained a new first mortgage loan in the principal amount of $2,200,000. The loan bears interest at a rate of 8.75%, is amortized over a 30 year period and matures on February 1, 2007. The Local Limited Partnership paid approximately $100,000 in transactional costs.

         In order to obtain the remaining $2,000,000 needed by the Local Limited Partnership to satisfy the then existing debt on the property pursuant to the Bankruptcy Plan, the Partnership made a capital contribution of approximately $1,770,000 and the balance was funded from the Local Limited

Partnership's cash reserves.

         On March 21, 1997, the Partnership was informed that an affiliate of the general partner of the Local Limited Partnership that owns Westbury Springs offered to purchase the property for $1,555,641, of which $1,447,434 is allocable to the Partnership. The sale is subject to many conditions and is expected to be consummated, if at all, during 1997.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                    Average Monthly        Average Monthly Rental
                    Occupancy Rate             Rate per Unit

Property              1996  1995                1996   1995
--------              ----  ----                ----   ----

Whisper Lake           92%   92%                $548   $524
Sanford Landing        93%   89%                $497   $478
Honeywood              89%   92%                $508   $508
Brookside              88%   91%                $334   $341
Westbury Springs       96%   97%                $595   $559
Southwest Parkway      99%   99%                $364   $363
Wedgewood Creek        92%   92%                $718   $720
Mountain Vista I       86%   93%                $584   $571
Mountain Vista II      89%   96%                $593   $576
Cibola Village         93%   94%                $511   $503
Crofton Village        94%   97%                $680   $680

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:

                     Gross
                    Carrying    Accumulated                         Federal
Property             Value      Depreciation    Rate      Method   Tax Basis
--------            --------    ------------    ----      ------   ---------

Whisper Lake      14,250,490     7,379,694    10-25 yrs.    S/L    1,843,500
Sanford Landing    9,043,423     4,784,366     7-25 yrs.    S/L      833,011
Honeywood          8,606,288     7,607,751     5-25 yrs.    ACRS     998,537
Brookside          1,812,110     1,079,869    10-25 yrs.    S/L       70,918
Westbury Springs   5,291,512     2,811,065    10-25 yrs.    S/L      567,464
Southwest Parkway  5,601,588     2,993,632    10-25 yrs.    S/L      849,554
Wedgewood Creek   11,001,943     5,652,414    10-25 yrs.    S/L    5,349,529
Mountain Vista I   3,219,163     1,616,375    5-27.5 yrs.   S/L    4,626,045(1)
Mountain Vista II  2,941,634     1,497,708    5-27.5 yrs.   S/L    4,626,045(1)
Cibola Village     3,079,736     1,500,404    5-27.5 yrs.   S/L    4,626,045(1)


Crofton Village   10,125,255     5,419,502    10-25 yrs.    S/L    1,485,337

(1) Represents the Partnership's Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village.

         Except for an additional $100,000 investment for capital improvements in the Local Limited Partnership owning Brookside Apartments which the Partnership is currently contemplating, the Partnership has no present intentions of investing any additional funds in the Local Limited Partnerships.

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

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 1, 1997, there were 2,615 holders of 25,000 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 1996 and 1995, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $850,000 and $300,000, respectively.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

As of December 31, 1996, the Partnership retained an equity interest in nine Local Limited Partnerships owning eleven apartment properties. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses or to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

The Local Limited Partnership which owns Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 7, "Financial Statements" - Note
4). Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt and in order to avoid a significant tax liability to the Partnership and, accordingly, its partners, the Partnership invested approximately $1,770,000 in Southwest Parkway in January 1997 as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The new mortgage bears interest of 8.75% per annum and matures on February 1, 2007.

To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. At December 31, 1996, the Partnership held operating reserves of $2,732,000 (of which $1,400,000 was invested in Southwest Parkway in January 1997) as compared to $2,078,000 at December 31, 1995. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions.

The level of liquidity based on cash and cash equivalents experienced a $654,000 increase at December 31, 1996, as compared to December 31, 1995. The Partnership's $1,969,000 of cash distributions from Local Limited Partnerships was partially offset by a $370,000 escrow payment with respect to the Southwest Parkway Apartments debt settlement and $920,000 of cash distributions to partners. Distributions received from Local Limited Partnerships include $1,391,000 of refinancing proceeds distributed to the Partnership from the Local Limited Partnership owning Crofton Village Apartments, of which $500,000 was distributed to the limited partners in November, 1996.

The Partnership is not obligated to provide any additional funds to the Local

Limited Partnerships to fund operating deficits. Beyond 1996, the Partnership will determine on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Partnership would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

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

The general partner of the Local Limited Partnership owning the Westbury Springs property is negotiating to purchase the property or the Partnership's limited partnership interest in the Local Limited Partnership. An agreement has not yet been reached.

For the year ended December 31, 1996, Partnership distributions aggregated $850,000 ($33.99 per unit), which includes $500,000 of refinancing proceeds received from the Local Limited Partnership owning Crofton Village Apartments, to its limited partners and $18,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships.

Results of Operations

Net income increased by $1,158,000 for the year ended December 31, 1996, as compared to 1995, primarily due to the receipt of a $1,391,000 distribution from the refinancing proceeds from Crofton Village Apartments. Expenses increased by $95,000 for the year ended December 31, 1996 compared to 1995, primarily due to an increase in management fees and general and administrative expenses. General and administrative expenses increased due to an increase in professional fees and related costs. Management fees increased due to the timing of the accrual for the 1995 period.

Item 7. Financial Statements


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                Page

Independent Auditors' Reports.................................. F-2

Financial Statements:

Balance Sheets as of December 31, 1996 and 1995................ F-4

Statements of Income for the Years Ended
     December 31, 1996 and 1995................................ F-5

Statements of Partners' Capital for the Years Ended
     December 31, 1996 and 1995................................ F-6

Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995................................ F-7

Notes to Financial Statements.................................. F-8

                         Independent Auditors' Report

To the Partners
Winthrop Residential Associates II, a Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Winthrop Residential Associates II, a Limited Partnership (a Maryland limited partnership) as of December 31, 1996 and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, a Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ Imowitz Koenig & Co., LLP

New York, New York
March 24, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES II, A Limited Partnership (a Maryland limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 20, 1996

       WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                            BALANCE SHEETS

                   (In Thousands, Except Unit Data)

                                                    DECEMBER 31,
                                       ---------------------------------------

                                               1996               1995
                                       ------------------  -------------------

ASSETS

Cash and Cash Equivalents              $           2,732    $           2,078
Escrow Deposit                                       370                    -
Other                                                  5                    8
                                       -----------------    -----------------

      Total Assets                     $           3,107    $           2,086
                                       =================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses                       $              70    $               -
Distribution payable                                  53                  105
                                       -----------------    -----------------

      Total Liabilities                              123                  105
                                       -----------------    -----------------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership
      Interest, $1,000 stated value
      per unit; 25,010 units authorized,
      issued and outstanding                       3,898                2,970
General Partners (deficit)                          (914)                (989)
                                       -----------------    -----------------

      Total Partners' Capital                      2,984                1,981
                                       -----------------    -----------------

      Total Liabilities and Partners'
      Capital                          $           3,107    $           2,086

                                       =================    =================



                  See notes to financial statements.

       WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         STATEMENTS OF INCOME

                   (In Thousands, Except Unit Data)

                                              YEARS ENDED DECEMBER 31,
                                        ---------------------------------------

                                               1996                 1995
                                        ----------------     ------------------
Income:

Income from Local Limited Partnership
  cash distributions                    $           1,969    $             701
Interest                                              124                  100
Other                                                   -                   39
                                        -----------------    -----------------

      Total Income                                  2,093                  840
                                        -----------------    -----------------

Expenses:

General and Administrative                             99                   50
Management fees                                       123                   77
                                        -----------------    -----------------

      Total Expenses                                  222                  127
                                        -----------------    -----------------

Net income                              $           1,871    $             713
                                        =================    =================

Net income allocated to General
Partners                                $              93    $              36
                                        =================    =================

Net income allocated to Limited

Partners                                $           1,778    $             677
                                        =================    =================

Net Income per Unit of Limited
Partnership Interest                    $           71.09    $           27.07
                                        =================    =================

Distributions per Unit of Limited
Partnership Interest                    $           33.99    $           12.00
                                        =================    =================

                  See notes to financial statements.

       WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' CAPITAL

                YEARS ENDED DECEMBER 31, 1996 AND 1995

                   (In Thousands, Except Unit Data)

                               Units of
                                Limited     General     Limited
                               Partnership Partners'   Partners'     Total
                               Interest     Deficit     Capital     Capital
                               ----------  ----------  ----------  ----------

Balance - January 1, 1995         25,010   $  (1,009)  $   2,593   $   1,584

    Net Income                                    36         677         713
    Distributions                                (16)       (300)       (316)
                               ----------  ----------  ----------  ----------

Balance - December 31, 1995       25,010        (989)      2,970       1,981

    Net Income                                    93       1,778       1,871
    Distributions                                (18)       (850)       (868)
                               ----------  ----------  ----------  ----------

Balance - December 31, 1996       25,010   $    (914)  $   3,898   $   2,984
                               ==========  ==========  ==========  ==========

                  See notes to financial statements.

       WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                       STATEMENTS OF CASH FLOWS

                   (In Thousands, Except Unit Data)


                                              YEARS ENDED DECEMBER 31,
                                        ---------------------------------------

                                                1996                 1995
                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                               $      1,871   $             713
   Changes in assets and liabilities:

   Increase (decrease) in accrued expenses            70                  (3)
   Decrease in other assets                            3                  66
                                            ------------    ----------------

   Net cash provided by operating activities       1,944                 776
                                            ------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Escrow deposit                                   (370)                  -
                                            ------------    ----------------

   Cash used in investing activities                (370)                  -
                                            ------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to partners                        (920)               (263)
                                            ------------    ----------------

   Cash used in financing activities                (920)               (263)
                                            ------------    ----------------

Net increase in cash                                 654                 513

Cash and Cash Equivalents, Beginning of Year       2,078               1,565
                                            ------------    ----------------

Cash and Cash Equivalents, End of Year      $      2,732    $          2,078
                                            ============    ================

Supplemental Disclosure of Non-Cash
   Financing Information - Accrued

   Distributions to Partners                $         53    $            105
   ---------------------------------
                                            ============    ================



                      See notes to financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates II, A Limited Partnership (the "Partnership") was organized on October 21, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in nine Local Limited Partnerships owning eleven apartment complexes located in various locations throughout the United States.

     The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed on November 17, 1982. The general partners and the initial limited partner (10 units) contributed $12,000.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short term nature.

     Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments in Local Limited Partnerships


     The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships and amortization of investment costs and costs in excess of initial basis is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                  (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income Per Limited Partnership Unit

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,010 units outstanding.

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

     In accordance with the partnership agreement, profits and losses not arising from a sale or refinancing and cash available for distribution shall be allocated 5% to the general partners and 95% to the limited partners. Distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement.


3.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop"), the Managing General Partner and WP Management Co., Inc. ("WP Management"), the manager of the Partnership's investments in the Local Limited Partnerships, are wholly owned subsidiaries of First Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, a limited partnership ("WFA").

     WP Management is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of
     (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. The minimum fee is $100,000 per annum. For the years ended December 31, 1996 and 1995, WP Management earned $123,000 and $77,000, respectively,

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                  (Continued)

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     for managing the Partnership's investments in the Local Limited Partnerships. The 1996 fee includes a $23,000 adjustment for 1995.

     An affiliate of WFA has a general partnership interest in one of the Local Limited Partnerships which it acquired in 1986.

     During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain distributions, subordinated to specified minimum returns to the Limited Partners as described in the partnership agreement.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1996 and 1995 the Partnership's equity interests in nine Local Limited Partnerships is summarized as follows:


          Local Limited Partnership                      Percentage Ownership

          Whisper Lake, Ltd.                                      99
          Sanford Landing Apartments, Ltd.                        99
          Honeywood Associates                                    95
          Brookside, Ltd.                                         99
          Westbury Springs, Ltd.                                  99
          Southwest Parkway, Ltd.                                 99
          Wedgewood Creek Limited Partnership                     99
          First Investment Limited Partnership IX                 90
          Crofton Village Limited Partnership                     53

     The Local Limited Partnership which owns Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The investment balance in Local Limited Partnerships is as follows (in thousands):

                                                                     DECEMBER 31,                1996              DECEMBER 31,
                                                                         1995                  Activity                1996
                                                                  -------------------  --------------------   -------------------
     Equity payments                                              $            20,727  $                       $           20,727
     Additional investments made to and recognized
        as operating deficit advances by the Local

        Limited Partnerships                                                      943                                          943
     Capitalized costs                                                            356                                          356
     Cash distributions from Local Limited Partnerships                       (10,434)                (1,969)              (12,403)
     Amortization of the capitalized costs and the costs
        in excess of the Partnership's initial basis in the

        net assets of the Local Limited Partnerships                           (1,099)                                      (1,099)

     Equity in loss of Local Limited Partnerships                             (12,406)                                     (12,406)
     Income from Local Limited Partnership cash
        distribution                                                            1,913                  1,969                 3,882
                                                                    -------------------  --------------------   -------------------
     Investments per balance sheet                                                  0                      0                     0
        Difference in basis (including equity payments
          paid to partners of two Local Limited

          Partnerships totaling $2,188,000)                                    (3,572)                                      (3,572)
     Additional investments paid to and recognized as
        operating deficit advances by Local Limited

        Partnerships                                                             (943)                                        (943)
     Capitalized costs                                                           (356)                                        (356)
     Amortization of the capitalized costs and the costs
        in excess of the Partnership's initial basis in the

        net assets of the Local Limited Partnerships                            1,099                                        1,099
     Equity in loss of Local Limited Partnerships not
        recognizable under the equity method of

        accounting (Note 2)                                                   (19,817)                (1,331)              (21,148)
     Income from Local Limited Partnership cash
        distribution                                                           (1,913)                (1,969)               (3,882)
                                                                    -------------------  --------------------   -------------------
     Deficit per Local Limited Partnerships' combined

        financial statements                                        $         (25,502)   $            (3,300)   $          (28,802)
                                                                    ===================  ====================   ===================

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                           DECEMBER 31,
                                                  ----------------------------
                                                      1996            1995
                                                  -------------    -----------

      ASSETS

      Real estate, at cost:
         Land                                     $       4,616    $     4,616
         Buildings, net of accumulated
           depreciation of $38,137,000
           and $35,426,000 in 1996
           and 1995, respectively                        29,768         32,003
         Cash and cash equivalents                        1,042          1,115
         Other assets, net of accumulated
           amortization of $1,652,000 and
           $1,581,000 in 1996 and
           1995, respectively                             4,466          3,876
                                                  -------------     ----------

         Total Assets                             $      39,892     $   41,610
                                                  =============     ==========

         LIABILITIES AND PARTNERS' DEFICIT

         Liabilities:

           Liabilities subject to compromise      $       8,003     $        -
           Notes payable                                  2,488          2,950
           Loans payable                                    473            973
           Mortgage notes payable                        57,442         59,893
           Accounts payable and accrued expenses          2,650          4,339
                                                  -------------     ----------

           Total Liabilities                             71,056         68,155
                                                  -------------     ----------

         Partners' Deficit:
           Winthrop Residential Associates II           (28,802)       (25,502)
           Other partners                                (2,362)        (1,043)
                                                  -------------     ----------

           Total Deficit:                               (31,164)       (26,545)
                                                  -------------     ----------

         Total Liabilities and Partners' Deficit  $      39,892     $   41,610
                                                  =============     ==========


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited
      Partnerships are as follows (in thousands):


                                                         DECEMBER 31,
                                             ---------------------------------

                                                     1996            1995
                                             -----------------  --------------
     Income:
       Rental income                         $          13,323  $       13,125
       Other income                                        573             497
                                             -----------------  --------------


       Total Income                                     13,896          13,622
                                             -----------------  --------------


     Expenses:
       Interest                                          4,659           4,990
       Depreciation and amortization                     2,782           2,749
       Taxes and insurance                               1,610           1,481
       Management and administration fees                  743             733
       Repairs and maintenance                           2,412           2,133
       General and administrative                        2,956           2,874
                                             -----------------  --------------


       Total Expenses                                   15,162          14,960
                                             -----------------  --------------


     Loss before extraordinary item                     (1,266)         (1,338)

     Extraordinary item:

       Gain from extinguishment of debt                      -             863
                                             -----------------  --------------


     Net loss                                $          (1,266) $         (475)
                                             =================  ==============



     Net loss allocated to
     Winthrop Residential Associates II      $          (1,331) $         (643)
                                             =================  ==============


     Net income allocated to
     other partners                          $              65  $          168
                                             =================  ==============


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (Continued)

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     approximately $1,770,000 in Southwest Parkway, in January 1997 as a capital contribution. As of December 31, 1996, $370,000 was reflected as an escrow deposit in contemplation of the above settlement. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The new mortgage bears interest of 8.75% per annum and matures on February 1, 2007.

     As of December 31, 1996, the Partnership has Limited Partnership equity interests in nine Local Limited Partnerships that own eleven apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling $64,288,000 (including $6,846,000 outstanding on Southwest Parkway which is classified as liabilities subject to compromise), which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

5.   TAXABLE INCOME

     The Partnership's taxable loss differs from the net income for financial reporting purposes as follows (in thousands):

                                                 1996            1995
                                            ------------    ------------

Net income for financial reporting
purposes.................................   $      1,871    $        713

Less: Equity in Local Limited Partnerships' tax loss in excess of financial statement loss (due primarily to the depreciation differences caused by ACRS and amount capitalized for

      construction) .....................           (388)           (620)

      Equity in Local Limited Partnerships'
      losses not recognizable under the
      equity method of accounting for
      financial reporting purposes.......         (1,331)           (643)

      Income from Local Limited Partnership
      cash distributions ................         (1,969)           (701)
                                             ------------    ------------

Taxable loss ............................    $     (1,817)   $     (1,251)
                                             ============    ============
                                 F-14

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Partnership's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since
----                         ------------------------   -------------
Michael L. Ashner            Chief Executive Officer         1-96
                             and Director

Richard J. McCready          President and
                             Chief Operating Officer         7-95

Jeffrey Furber               Executive Vice President        7-95
                             and Clerk

Edward Williams              Chief Financial Officer         4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President           1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a

Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.


         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a)  Security ownership of certain beneficial owners.

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

     (b)  Security ownership of management.

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 1996 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

     (c)  Changes in control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions.

         The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. WP Management Co., Inc. ("WP Management"), an affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments equal to 10% of the Partnership's share of cash distributions from the Local Limited

Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus
(b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. For the years ended December 31, 1996 and 1995, WP Management earned approximately $123,000 and $77,000, respectively.

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $18,428 and $15,796 of cash distributions in 1996 and 1995, respectively.

         For the year ended December 31, 1996, the Partnership allocated $34,040 of tax losses to the Managing General Partner and $56,735 to the Associate General Partner.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

               The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b)  Reports on Form 8-K - None

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31 day of March 1997.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                       By: /s/ Michael L. Ashner
                                           ---------------------
                                               Michael Ashner
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name             Title                       Date
--------------             -----                       ----

/s/ Michael Ashner      Chief Executive            March 31, 1997
------------------      Officer and Director
Michael Ashner

/s/ Edward V. Williams  Chief Financial Officer    March 31, 1997
----------------------
Edward V. Williams

                               INDEX TO EXHIBITS

Exhibit
  No.                Title of Document                              Page
-------              -----------------                              ----

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

  16.    Letter from Arthur Andersen LLP dated September 19,
         1996 (incorporated herein by reference to Registrant's Current Report on Form 8-K dated
         September 19, 1996).

  27.    Financial Data Schedule