Form 10KSB/A
period 1996-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1997-04-02
CIK 356141

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                                Amendment No. 1


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

Item 7 is hereby amended and restated as follows:

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

     The Local Limited Partnership which owns Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested approximately $1,770,000 in Southwest Parkway in January 1997 as a capital contribution. As of December 31, 1996, $370,000 was reflected as an escrow deposit in contemplation of the above settlement. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The new mortgage bears interest of 8.75% per annum and matures on February 1, 2007.

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
                                             ============    ============
                                 F-14

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April 1997.

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