Form 10QSB
period 1997-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1997-05-15
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-11063

          Winthrop Residential Associates II, A Limited Partnership (Exact name of small business issuer as specified in its charter)

           Maryland                                      04-2742158
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           One International Place, Boston, MA              02110
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

                                     1 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets (Unaudited)
                                                      March 31,  December 31,
(In Thousands, Except Unit Data)                        1997        1996
                                                      ---------  ------------
Assets

Cash and cash equivalents                             $ 1,335    $ 2,732
Escrow deposit                                             63        370
Other                                                     127          5
Real Estate (net of accumulated deprecation
   of $3,045 in 1997)                                   2,568       --
                                                      -------    -------

     Total assets                                     $ 4,093    $ 3,107
                                                      =======    =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                 $   300    $    70
Distribution payable                                       53         53
Due to affiliate                                          501       --
Mortgage payable                                        2,200       --
                                                      -------    -------

     Total Liabilities                                  3,054        123
                                                      -------    -------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units                       2,050      3,898

General Partners (Deficit)                             (1,011)      (914)
                                                      -------    -------

         Total Partners' Capital                        1,039      2,984
                                                      -------    -------

         Total Liabilities and Partners' Capital      $ 4,093    $ 3,107
                                                      =======    =======



                 See notes to consolidated financial statements.

                                     2 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(IN THOUSANDS)
                                                   FOR THE THREE MONTHS ENDED
                                                      MARCH 31,   MARCH 31,
                                                         1997       1996
                                                        ------     ------
Income:
  Rental income                                        $  212     $   --
  Local limited partnership cash distributions             22         97
  Interest income                                          20         22
  Other                                                     6         --
                                                       ------     ------

     Total income                                         260        119
                                                       ------     ------
Expenses:
  General and administrative                               24         17
  Operating                                               105         --
  Depreciation                                             51         --
  Interest                                                 38         --
  Management fees                                          33         33
                                                       ------     ------

     Total expenses                                       251         50
                                                       ------     ------

     Net income before extraordinary item                   9         69

Extraordinary gain on extinguishment of debt            2,522         --
                                                       ------     ------

     Net income                                        $2,531     $   69
                                                       ======     ======

Net income allocated to General Partners               $  127          4
                                                       ======     ======

Net income allocated to Limited Partners               $2,404     $   65
                                                       ======     ======

Net income per Unit of Limited Partnership interest:
  Income before extraordinary item                     $  .32     $ 2.60
  Extraordinary gain                                    95.80         --
                                                       ------     ------

Net income                                             $96.12     $ 2.60
                                                       ======     ======


Distributions per Unit of Limited Partnership
  Interest                                             $ 2.00     $ 4.00
                                                       ======     ======

                See notes to consolidated financial statements.

                                    3 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1997

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                               UNITS OF
                                LIMITED    GENERAL  LIMITED
                              PARTNERSHIP PARTNERS' PARTNERS'   TOTAL
                               INTEREST    DEFICIT  CAPITAL    CAPITAL
                               --------    -------  -------    -------

Balance - January 1, 1997       25,010   $  (914)   $ 3,898    $ 2,984

   Adjustment due to
      consolidation                         (221)    (4,202)    (4,423)
   Net income                                127      2,404      2,531
   Distributions                              (3)       (50)       (53)
                               -------   -------    -------    -------

Balance - March 31, 1997        25,010   $(1,011)   $ 2,050    $ 1,039
                               =======   =======    =======    =======

                See notes to consolidated financial statements.

                                     4 of 13

                 WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1997

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)    FOR THE THREE MONTHS ENDED
                                                        MARCH 31,   MARCH 31,
(IN THOUSANDS)                                             1997       1996
                                                        -------      -------

Cash Flows from Operating Activities:

Net income                                              $ 2,531    $    69
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                            51         --
     Gain on extinguishment of debt                      (2,522)        --

     Changes in assets and liabilities:
         Decrease in escrow deposits                        637         --
         Increase in other assets                           (29)         8
         Increase in accounts payable and
           accrued expenses                                  14         33
                                                        -------    -------

     Net cash provided by operating activities              682        110
                                                        -------    -------

Cash Flows From Investing Activities:

     Property improvements                                  (12)        --
                                                        -------    -------

     Cash used in investing activities                      (12)        --
                                                        -------    -------

Cash Flows From Financing Activities:

     Loan proceeds                                        2,200         --
     Satisfaction of mortgage payable                    (4,148)        --
     Cash distributions                                     (53)      (105)
     Deferred loan costs                                    (66)        --
                                                        -------    -------

     Net cash used in financing activities               (2,067)      (105)
                                                        -------    -------

Net (decrease) increase in cash and cash equivalents     (1,397)         5

Cash and cash equivalents, beginning of period            2,732      2,078
                                                        -------    -------

Cash and cash equivalents, end of period                $ 1,335    $ 2,083
                                                        =======    =======


Supplemental Disclosure of Cash Flow Information

     Interest paid in cash                              $    38    $    --
                                                        =======    =======

Supplemental Disclosure of Non-Cash Financing
 Activities

     Accrued Distributions to Partners                  $    53    $   105
                                                        =======    =======

                See notes to consolidated financial statements.

                                     5 of 13


Page>

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the accounting of the additional investment in one of the Local Limited Partnerships as described in
         Note 2. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       BASIS OF PRESENTATION

         The Partnership owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"), a Local Limited Partnership. An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. This limited partnership interest prior to January 1, 1997 had been accounted for under the equity method. As a result of the significant new capital contribution made by the Partnership in January 1997, as described below, the Partnership has attained substantive control of Southwest Parkway. Accordingly, effective January 1, 1997, the financial statements include the accounts of Southwest Parkway on a consolidated basis. All significant intercompany transactions and balances have been eliminated.

         Southwest Parkway, in an effort to avoid foreclosure and retain control of its property, filed for protection under Chapter 11 of the United States Bankruptcy Code in August 1996. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested approximately $1,770,000 in Southwest Parkway, in January 1997, as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000 and recognized an extraordinary gain of $2,522,000 on the extinguishment of debt (see Note 5).

                                     6 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       PROFORMA FINANCIAL INFORMATION

         The proforma condensed, consolidated balance sheet of the Partnership and Southwest Parkway at December 31, 1996 and proforma condensed, consolidated income statement for the three month period ended March 31, 1996 are summarized as follows (in thousands):

                                                                December 31,
                                                                    1996
                                                                  -------

Total assets, primarily real estate                               $ 6,252
                                                                  =======
Liabilities, primarily a mortgage payable                           7,715
Deficit                                                            (1,463)
                                                                  -------
Total Liabilities and Equity                                      $ 6,252
                                                                  =======

                                                                 March 31,
                                                                   1996
                                                                  -------

Total Revenue                                                     $   339
                                                                  -------
Operating and other expenses                                          180
Depreciation                                                           53
Mortgage interest                                                     119
                                                                  -------

Total Expenses                                                        352

Net Loss                                                          $   (13)
                                                                  =======

4.       RELATED PARTY TRANSACTIONS

         An affiliate of the Managing General Partner earned a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships of $25,000 and $33,000 during the three months ended March 31, 1997 and 1996, respectively.

         Southwest Parkway is managed by an affiliate of its general partner, which receives an annual fee of 5% of the gross receipts of the property. Management fees aggregated $8,000 during the three months ended March 31, 1997.

         As of March 31, 1997, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing.

5.       MORTGAGE PAYABLE

         In January 1997, Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The loan requires monthly payments of approximately $18,000 at 8.75% interest and is being amortized over 27 1/2 years. The loan matures on February 1, 2007 with a balloon payment of $1,898,000. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. Total capitalized loan costs were approximately $66,000.

                                    7 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         As of March 31, 1997, the Partnership retained an equity interest in eight Local Limited Partnerships owning ten apartment properties. The Partnership also owns a 99% Limited Partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership, in January 1997, in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated effective January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, management fees, general and administrative expenses or to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

         Southwest Parkway in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code in August 1996. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. Southwest Parkway recognized an extraordinary gain of $2,522,000 on the extinguishment of debt. In conjunction with the purchase of the debt, the Partnership invested approximately $1,770,000 in Southwest Parkway in January 1997, as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The loan requires monthly payments of approximately $18,000 at 8.75% interest and is being amortized over 27 1/2 years. The loan matures on February 1, 2007 with a balloon payment of $1,898,000. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. As a result of this transaction, the Partnership preserved its equity in the property.

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

                                     8 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         The level of liquidity based on cash and cash equivalents experienced a

         $1,397,000 decline at March 31, 1997, as compared to December 31, 1996. The reduction resulted primarily from the additional investment in Southwest Parkway as described above. The Partnership's $682,000 of cash provided by operating activities was more than offset by $12,000 of property improvements (investing activities) and $2,067,000 of cash used in financing activities. Financing activities consisted of mortgage payable satisfaction of $4,148,000, cash distributed to partners of $53,000 and deferred loan costs of $66,000, which was only partially offset by loan proceeds of $2,200,000.

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

         The general partner of the Local Limited Partnership owning the Westbury Springs property has agreed to purchase the property or the Partnership's limited partnership interest in the Local Limited Partnership. If the sale is consummated, it is anticipated the Partnership will receive net proceeds of no less than $1,400,000.

         As of March 31, 1997, Partnership distributions (paid or accrued) aggregated $50,000 ($2.00 per unit) to its limited partners and $3,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships.

         Results of Operations

         Net income increased for the three months ended March 31, 1997 by $2,462,000, as compared to the three months ended March 31, 1996.
         The increase includes net income of $2,518,000 recognized due to the consolidation of Southwest Parkway ($2,523,000 of extraordinary gain). Excluding Southwest Parkway, net income decreased $57,000 due to a decrease in Local Limited Partnership cash distributions of $75,000.

                                     9 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

                          PART - II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27. Financial Data Schedule

                  99. Supplementary Information Required Pursuant to Section 9.4
                      of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                    10 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BY:     ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner

                                       BY:/S/ Michael L. Ashner
                                          ----------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

                                       BY:/S/ Edward V. Williams
                                          ----------------------------------
                                            Edward V. Williams
                                            Chief Financial Officer

                                            Dated:   May 14, 1997

                                    11 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                                 MARCH 31, 1997

Exhibit Index

      Exhibit                                           Page No.

27.   Financial Data Schedule                              -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.           12

                                    12 of 13