Form 10QSB
period 1997-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1997-08-11
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No_____
                                      ---

                                     1 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                     June 30,      December 31,
(In Thousands, Except Unit Data)                       1997            1996
                                                   -------------   ------------

Assets

Cash and cash equivalents                          $       1,328   $      2,732
Escrow deposits                                              101            370
Other                                                        115              5
Real Estate (net of accumulated depreciation
   of $3,096 in 1997)                                      2,541              -
                                                   -------------   ------------
  Total Assets                                     $       4,085   $      3,107
                                                   =============   ============
Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses              $         241   $         70
Distribution payable                                          53             53
Due to affiliate                                             501              -
Mortgage payable                                           2,195              -
                                                   -------------   ------------
  Total Liabilities                                        2,990            123
                                                   -------------   ------------


Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units.                         2,103          3,898

General Partners (Deficit)                                (1,008)          (914)
                                                   -------------   ------------

  Total Partners' Capital                                  1,095          2,984
                                                   -------------   ------------

  Total Liabilities and Partners' Capital          $       4,085   $      3,107
                                                   =============   ============

                See notes to consolidated financial statements.

                                    2 of 15

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                           For the Three Months Ended     For the Six Months Ended
                                              June 30,        June 30,       June 30,       June 30,
                                                1997           1996           1997           1996
                                           -------------   -------------  -------------  ------------
Income:

  Rental income                            $         214   $           -  $         426  $          -
  Local limited partnership cash
    distributions                                    168              41            190           138
  Interest income                                     15              24             35            46
  Other                                                5               -             11             -
                                           -------------   -------------  -------------  ------------

    Total income                                     402              65            662           184
                                           -------------   -------------  -------------  ------------

Expenses:

  General and administriative                         41              26             65            43
  Operating                                          116               -            221             -
  Depreciation                                        51               -            102             -
  Amortization                                         4               -              4             -
  Interest                                            46               -             84             -
  Management fees                                     36              40             69            73
                                           -------------   -------------  -------------  ------------

     Total expenses                                  294              66            545           116
                                           -------------   -------------  -------------  ------------

Net income (loss) before
  extraordinary item                                 108              (1)           117            68

     Extraordinary gain on extinguishment
       of debt                                         -               -          2,522             -
                                           -------------   -------------  -------------  ------------

Net income (loss)                          $         108   $          (1) $       2,639  $         68
                                           =============   =============  =============  ============

Net income (loss) allocated to General
  Partners                                 $           5   $           -  $         132  $          3
                                           =============   =============  =============  ============


Net income (loss) allocated to Limited
  Partners                                 $         103   $          (1) $       2,507  $         65
                                           =============   =============  =============  ============

Net income (loss) per Unit of Limited
  Partnership interest:

  Income (loss) before extraordinary
    item                                   $        4.12   $        (.04) $        4.44  $       2.60

  Extraordinary gain                                   -               -          95.80            -

                                           -------------   -------------  -------------  ------------
  Net income (loss)                        $        4.12   $        (.04) $      100.24  $       2.60
                                           =============   =============  =============  ============

Distributions per Unit of Limited
  Partnership                              $        2.00   $        4.00  $        4.00  $       8.00
                                           =============   =============  =============  ============

                See notes to consolidated financial statements.

                                    3 of 15

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Consolidated Statement of Changes in Partners' Capital (Unaudited)

                                     Units of
(In Thousands, Except Unit Data)     Limited       General        Limited
                                   Partnership     Partners'      Partners'       Total
                                     Interest      Deficit        Capital         Capital
                                   -----------  ------------    -----------     ------------
Balance - January 1, 1997               25,010  $      (914)    $     3,898     $      2,984


   Adjustment due to consolidation                     (221)         (4,202)          (4,423)
   Net income                                           132           2,507            2,639
   Distributions                                         (5)           (100)            (105)
                                   -----------  ------------    -----------     ------------
Balance - June 30, 1997                 25,010  $    (1,008)    $     2,103     $      1,095
                                   ===========  ============    ===========     ============

                See notes to consolidated financial statements.

                                    4 of 15

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997


Consolidated Statements of Cash Flows (Unaudited)

                                                     For the Six Months Ended
                                                      June 30,        June 30,
(In Thousands)                                         1997            1996
                                                   -------------   -------------
Cash Flows from Operating Activities:

Net income                                         $       2,639   $          68
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                               102               -
  Amortization                                                 4               -
  Extraordinary gain on extinguishment of debt            (2,522)              -

  Changes in assets and liabilities:

    Decrease in escrow deposits                              623               -
    (Increase) decrease in other assets                      (10)              8
    (Decrease) increase in accounts payable and
       accrued expenses                                      (46)             36
                                                   -------------   -------------

  Net cash provided by operating activities                  790             112
                                                   -------------   -------------

Cash Flows From Investing Activities:

  Deposits to replacement reserve                            (23)              -
  Property improvements                                      (36)              -
                                                   -------------   -------------

  Cash used in investing activities                          (59)              -
                                                   -------------   -------------

Cash Flows From Financing Activities:

  Loan proceeds                                            2,200               -
  Satisfaction of mortgage payable                        (4,148)              -
  Mortgage principal payments                                 (5)              -
  Cash distributions                                        (105)           (210)
  Deferred loan costs                                        (77)              -
                                                   -------------   -------------


  Net cash used in financing activities                   (2,135)           (210)
                                                   -------------   -------------

Net decrease in cash and cash equivalents                 (1,404)            (98)

Cash and cash equivalents, beginning of period             2,732           2,078
                                                   -------------   -------------

Cash and cash equivalents, end of period           $       1,328   $       1,980
                                                   =============   =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash                            $          84   $           -
                                                   =============   =============

Supplemental Disclosure of Non-Cash Financing
  Activities:
  Accrued Distributions to Partners                $          53   $         105
                                                   =============   =============


                See notes to consolidated financial statements.

                                    5 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

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

         The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

         Southwest Parkway, in an effort to avoid foreclosure and retain control of its property, filed for protection under Chapter 11 of the United States Bankruptcy Code in August 1996. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was implemented in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested approximately $1,770,000 in Southwest Parkway as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000 and recognized an extraordinary gain of $2,522,000 on the extinguishment of debt.

                                     6 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.       Proforma Financial Information

         The proforma condensed, consolidated balance sheet of the Partnership and Southwest Parkway at December 31, 1996 and proforma condensed, consolidated statements of operations for the six and three month periods ended June 30, 1996 are summarized as follows (in thousands):

                                                   December 31,
                                                        1996
                                                    ----------
                  Cash                              $    2,732
                  Other assets, primarily
                    real estate                          3,520
                                                    ----------

                  Total assets                      $    6,252
                                                    ==========

                  Liabilities, primarily a
                    mortgage payable                     7,715

                  Deficit                               (1,463)
                                                    ----------
                  Total liabilities and equity      $    6,252
                                                    ==========

                                                    Six months     Three months
                                                  ended June 30,  ended June 30,
                                                       1996            1996
                                                    ----------      -----------

                  Total revenue                     $      628      $       289
                                                    ----------      -----------

                  Operating and other expenses             381              201
                  Depreciation                             106               53
                  Mortgage interest                        245              126
                                                    ----------      -----------


                  Total expenses                           732              380
                                                    ----------      -----------

                  Net loss                          $     (104)     $       (91)
                                                    ===========     ===========

4.       Related Party Transactions

         An affiliate of the Managing General Partner earned a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships of $50,000 and $73,000 during the six months ended June 30, 1997 and 1996, respectively.

         Southwest Parkway is managed by an affiliate of its general partner, which receives an annual fee of 5% of the gross receipts of the property. Management fees aggregated $19,000 during the six months ended June 30, 1997.

         As of June 30, 1997, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing.

                                     7 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.       Mortgage Payable

         In January 1997, Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The loan bears interest at 8.75%, requires monthly payments of approximately $18,000 and is being amortized over 27 1/2 years. The loan matures on February 1, 2007 with a balloon payment of approximately $1,898,000. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. Total capitalized loan costs were approximately $77,000.

                                     8 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997


Item 2.        Management's Discussion and Analysis or Plan of Operation

               This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

               Liquidity and Capital Resources

               As of June 30, 1997, the Partnership retained an equity interest in eight Local Limited Partnerships owning ten apartment properties. The Partnership also owns a 99% Limited Partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership, in January 1997, in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated effective January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest, as well as to pay its management fees, general and administrative expenses.

               Southwest Parkway in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code in August 1996. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. Southwest Parkway recognized an extraordinary gain of $2,522,000 on the extinguishment of debt. In conjunction with the purchase of the debt, the Partnership invested approximately $1,770,000 in Southwest Parkway in January 1997, as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The loan bears interest at 8.75%, requires monthly payments of approximately $18,000 and is being amortized over 27 1/2 years. The loan matures on February 1, 2007 with a balloon payment of approximately $1,898,000. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. As a result of this transaction, the Partnership preserved its equity in the property.

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

                                     9 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

Item 2.        Management's Discussion and Analysis or Plan of Operation
               (Continued)

               The level of liquidity based on cash and cash equivalents experienced a $1,404,000 decline at June 30, 1997, as compared to December 31, 1996. The reduction resulted primarily from the satisfaction of the Southwest Parkway mortgage as described above. The Partnership's $790,000 of cash provided by operating activities was more than offset by $36,000 of property improvements, $23,000 of deposits to replacement reserve (investing activities) and $2,135,000 of cash used in financing activities. Financing activities consisted of mortgage payable satisfaction of $4,148,000, mortgage principal payments of $5,000, cash distributed to partners of $105,000 and deferred loan costs of $77,000, which were only partially offset by loan proceeds of $2,200,000.

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


               The general partner of the Local Limited Partnership owning the Westbury Springs property has agreed to purchase the property or the Partnership's limited partnership interest in the Local Limited Partnership. The current agreement provides for a closing by December 31, 1997. If the sale is consummated, it is anticipated the Partnership will receive net proceeds of no less than $1,400,000.

               As of June 30, 1997, Partnership distributions (paid or accrued) aggregated $100,000 ($4.00 per unit) to its limited partners and $5,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships.

               Results of Operations

               Net income increased for the six months ended June 30, 1997 by $2,571,000, as compared to the six months ended June 30, 1996. The increase includes net income of $2,503,000 recognized due to the consolidation of Southwest Parkway ($2,522,000 of extraordinary gain). Excluding Southwest Parkway, net income increased by $68,000 primarily due to an increase in Local Limited Partnership cash distributions of $52,000 and a decrease in management fees of $23,000. In 1997, Local Limited Partnerships owning Honeywood and Crofton Village Apartments made cash distributions to the Partnership of $146,000 and $44,000, respectively.

                                    10 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

Item 2.        Management's Discussion and Analysis or Plan of Operation
               (Continued)

               Results of Operations (Continued)

               Net income increased for the three months ended June 30, 1997 by $109,000, as compared to the three months ended June 30, 1996. Excluding Southwest Parkway, net income increased by $125,000, due to an increase in Local Limited Partnership cash distributions of $127,000.

                                    11 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

                          PART - II - OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.    Financial Data Schedule

                  99.    Supplementary Information Required Pursuant to Section
                         9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                    12 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BY:     ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner


                                          BY:    /s/ Michael L. Ashner
                                                 -----------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer


                                          BY:    /s/ Edward V. Williams
                                                 -----------------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer


                                               Dated:   August 8, 1997

                                    13 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

Exhibit Index

      Exhibit                                                      Page No.

27.   Financial Data Schedule                                          -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                       15



                                    14 of 15