Form 10QSB
period 1997-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1997-11-14
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        Commission file number 0-11063

          Winthrop Residential Associates II, A Limited Partnership
          ---------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Maryland                                       04-2742158
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  Five Cambridge Center, Cambridge, MA                   02142-1493
 (Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                                   1 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                   September 30,  December 31,
(In Thousands, Except Unit Data)                       1997          1996
                                                   -------------  ------------

Assets

Cash and cash equivalents                          $      1,265   $     2,732
Escrow deposits                                             139           370
Other                                                       139             5
Real estate (net of accumulated depreciation
   of $3,147 in 1997)                                     2,504            --
                                                   ------------   -----------
         Total Assets                              $      4,047   $     3,107
                                                   ============   ===========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses              $        274   $        70
Distribution payable                                         53            53
Due to affiliate                                            501            --
Mortgage payable                                          2,189            --
                                                   ------------   -----------
         Total Liabilities                                3,017           123
                                                   ------------   -----------

Partners Capital:

Limited Partners -
  Units of Limited Partnership Interest,
  $1,000 stated value per Unit; authorized,
  issued and outstanding - 25,010 Units                   2,042         3,898

General Partners (Deficit)                               (1,012)         (914)
                                                   ------------   -----------

         Total Partners' Capital                          1,030         2,984

                                                   ------------   -----------

         Total Liabilities and Partners' Capital   $      4,047   $     3,107
                                                   ============   ===========

               See notes to consolidated financial statements.

                                   2 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statements of Operations (Unaudited)

(In Thousands)

                                                         For the Three Months Ended              For the Nine Months Ended
                                                      September 30,      September 30,        September 30,      September 30,
                                                           1997               1996                 1997               1996
                                                      ---------------    ---------------      ---------------    ---------------
Income:

   Rental income                                      $           232    $            --      $           658    $            --
   Local limited partnership cash distributions                    23              1,801                  213              1,939
   Interest income                                                 16                 36                   51                 82
   Other                                                            4                 --                   15                 --
                                                      ---------------    ---------------      ---------------    ---------------
     Total income                                                 275              1,837                  937              2,021
                                                      ---------------    ---------------      ---------------    ---------------
Expenses:

   General and administrative                                      25                 19                   64                 62
   Operating                                                      120                 --                  367                 --
   Depreciation                                                    52                 --                  154                 --
   Amortization                                                     2                 --                    6                 --
   Interest                                                        47                 --                  131                 --
   Management fees                                                 41                 26                  110                 99
                                                      ---------------    ---------------      ---------------    ---------------
     Total expenses                                               287                 45                  832                161
                                                      ---------------    ---------------      ---------------    ---------------

Net (loss) income before extraordinary item                       (12)             1,792                  105              1,860

     Extraordinary gain on extinguishment of debt                  --                 --                2,522                 --
                                                      ---------------    ---------------      ---------------    ---------------
Net (loss) income                                     $           (12)   $         1,792      $         2,627    $         1,860
                                                      ===============    ===============      ===============    ===============
Net (loss) income allocated to General Partners       $            (1)   $            90      $           131    $            93
                                                      ===============    ===============      ===============    ===============
Net (loss) income allocated to Limited Partners       $           (11)   $         1,702      $         2,496    $         1,767
                                                      ===============    ===============      ===============    ===============

Net (loss) income per Unit of Limited Partnership
   interest:
   (Loss) income before extraordinary item            $          (.44)   $         68.05      $          4.00    $         70.65
   Extraordinary gain                                              --                 --                95.80                 --
                                                      ---------------    ---------------      ---------------    ---------------
   Net (loss) income                                  $          (.44)   $         68.05      $         99.80    $         70.65
                                                      ===============    ===============      ===============    ===============

Distributions per Unit of Limited Partnership
   Interest                                           $          2.00    $         24.00      $          6.00    $         32.00
                                                      ===============    ===============      ===============    ===============

               See notes to consolidated financial statements.

                                   3 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statement of Changes in Partners' Capital (Unaudited)



                                  Units of
(In Thousands, Except Unit Data)  Limited     General     Limited
                                  Partnership Partners'   Partners'   Total
                                  Interest    Deficit     Capital     Capital
                                  --------    --------    --------    --------
Balance - January 1, 1997           25,010    $   (914)   $  3,898    $  2,984

   Adjustment due to
    consolidation                                 (221)     (4,202)     (4,423)
   Net income                                      131       2,496       2,627
   Distributions                                    (8)       (150)       (158)
                                  --------    --------    --------    --------
Balance - September 30, 1997        25,010    $ (1,012)   $  2,042    $  1,030
                                  ========    ========    ========    ========


               See notes to consolidated financial statements.

                                   4 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statements of Cash Flows
(Unaudited)                                       For the Nine Months Ended
(In Thousands)                                   September 30,  September 30,
                                                     1997           1996
                                                 -------------  -------------
Cash Flows from Operating Activities:

Net income                                       $       2,627  $       1,860
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            154             --
   Amortization                                              6             --
   Extraordinary gain on extinguishment of debt         (2,522)            --

   Changes in assets and liabilities:
   Decrease in escrow deposits                             596             --
   (Increase) decrease in other assets                     (30)             8
   (Decrease) increase in accounts payable and
    accrued expenses                                       (15)            63
                                                 -------------  -------------
   Net cash provided by operating activities               816          1,931
                                                 -------------  -------------
Cash Flows From Investing Activities:

   Deposits to replacement reserve                         (35)            --
   Property improvements                                   (49)            --
                                                 -------------  -------------
   Cash used in investing activities                       (84)            --
                                                 -------------  -------------

Cash Flows From Financing Activities:

   Loan proceeds                                         2,200             --
   Satisfaction of mortgage payable                     (4,148)            --
   Mortgage principal payments                             (11)            --
   Cash distributions                                     (158)          (316)
   Deferred loan costs                                     (82)            --
                                                 -------------  -------------
   Net cash used in financing activities                (2,199)          (316)
                                                 -------------  -------------
Net (decrease) increase in cash and cash
   equivalents                                          (1,467)         1,615

Cash and cash equivalents, beginning of period           2,732          2,078
                                                 -------------  -------------

Cash and cash equivalents, end of period         $       1,265  $       3,693
                                                 =============  =============

Supplemental Disclosure of Cash Flow Information

   Interest paid in cash                         $         131  $          --
                                                 =============  =============

Supplemental Disclosure of Non-Cash Financing
 Activities

   Accrued Distributions to Partners             $          53  $         605
                                                 =============  =============

               See notes to consolidated financial statements.

                                   5 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Basis of Presentation

         The Partnership owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"), a Local Limited Partnership. An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. This limited partnership interest, prior to January 1, 1997, had been accounted for under the equity method. As a result of the significant new capital contribution made by the Partnership in January 1997, as described below, the Partnership has attained substantive control of Southwest Parkway. Accordingly, effective January 1, 1997, the financial statements include the accounts of Southwest Parkway on a consolidated basis. All significant intercompany transactions and balances have been eliminated.

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


                                   6 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Proforma Financial Information

         The proforma condensed, consolidated balance sheet of the Partnership and Southwest Parkway at December 31, 1996 and proforma condensed, consolidated statements of operations for the nine and three month periods ended September 30, 1996 are summarized as follows (in thousands):

                                                         December 31,
                                                             1996
                                                         -----------
          Cash                                           $     2,732
          Other assets, primarily real estate                  3,520
                                                         -----------
          Total assets                                   $     6,252
                                                         ===========
          Liabilities, primarily a mortgage payable            7,715
          Deficit                                             (1,463)
                                                         -----------
          Total liabilities and equity                   $     6,252
                                                         ===========

                                          Nine months ended  Three months ended
                                            September 30,      September 30,
                                                 1996               1996
                                            ------------       ------------
          Total revenue                     $      2,686       $      2,058
                                            ------------       ------------
          Operating and other expenses               594                213
          Depreciation                               160                 54
          Mortgage interest                          285                 40
                                            ------------       ------------
          Total expenses                           1,039                307
                                            ------------       ------------
          Net Income                        $      1,647       $      1,751

                                            ============       ============

4.       Related Party Transactions

         An affiliate of the Managing General Partner earned a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships of $75,000 and $99,000 during the nine months ended September 30, 1997 and 1996, respectively.

         Southwest Parkway is managed by an affiliate of its general partner, which receives an annual fee of 5% of the gross receipts of the property. Management fees aggregated $35,000 during the nine months ended September 30, 1997.

         As of September 30, 1997, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing.

                                   7 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Payable

         In January 1997, Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The loan bears interest at 8.75%, requires monthly payments of approximately $18,000 and is being amortized over 27 1/2 years. The loan matures on February 1, 2007 with a balloon payment of approximately $1,898,000. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. Total capitalized loan costs were approximately $82,000.

6.       Subsequent Event

         On October 28, 1997, affiliates of the general partner and Insignia Financial Group, Inc. ("Insignia") entered into an agreement pursuant to which, among other things, an affiliate of Insignia was retained as the property manager at the Local Limited Partnership property that was formerly managed by an affiliate of the Managing General Partner and gained control of the local general partner of the Local Limited Partnership through the purchase of Class B stock in the entity which controls the stock of the local general partner. The new management agreement has the same terms as the existing agreement.

                                   8 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

               This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

               Liquidity and Capital Resources

               As of September 30, 1997, the Partnership retained an equity interest in eight Local Limited Partnerships owning ten apartment properties. The Partnership also owns a 99% Limited Partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership, in January 1997, in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated effective January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest, as well as to pay its management fees, general and administrative expenses.

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

               To date, all cash requirements have been satisfied by interest income earned on short-term investments, cash distributed to the Partnership by the Local Limited Partnerships and the operations of Southwest Parkway. If the Partnership funds any operating deficits, it will use monies from its operating reserves. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships.

                                   9 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

               The level of liquidity based on cash and cash equivalents experienced a $1,467,000 decline at September 30, 1997, as compared to December 31, 1996. The reduction resulted primarily from the satisfaction of the Southwest Parkway mortgage as described above. The Partnership's $816,000 of cash provided by operating activities was more than offset by $49,000 of property improvements, $35,000 of deposits to replacement reserve (investing activities) and $2,199,000 of cash used in financing activities. Financing activities consisted of mortgage payable satisfaction of $4,148,000, mortgage principal payments of $11,000, cash distributed to partners of $158,000 and deferred loan costs of $82,000, which were only partially offset by loan proceeds of $2,200,000.

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

               As of September 30, 1997, Partnership distributions (paid or accrued) aggregated $150,000 ($6.00 per unit) to its limited partners and $8,000 to the general partners. Distributions declined for the nine months ended September 30, 1997, as compared to 1996, primarily due to a distribution of $500,000 of refinancing proceeds received from the Local Limited Partnership owning the Crofton Village Apartments during 1996. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and Southwest Parkway.

               Results of Operations

               Net income increased for the nine months ended September 30, 1997 by $767,000, as compared to the nine months ended September 30, 1996. The increase includes net income of $2,503,000 recognized due to the consolidation of Southwest Parkway ($2,522,000 of extraordinary gain). Excluding Southwest Parkway, net income decreased by $1,736,000 due to a decrease in Local Limited Partnership cash distributions of $1,726,000 and a decrease in management fees of $24,000.

                                   10 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


               Results of Operations (Continued)

               In 1997, Local Limited Partnerships owning Honeywood and Crofton Village Apartments made cash distributions to the Partnership of $146,000 and $67,000, respectively, as compared to $1,939,000 (includes $1,391,000 of refinancing proceeds distributed from the Local Limited Partnership owning Crofton Village during the third quarter of 1996) in the prior comparative period.

               Net income decreased for the three months ended September 30, 1997 by $1,804,000, as compared to the three months ended September 30, 1996, primarily due to a decrease in Local Limited Partnership cash distributions of $1,778,000.

                                   11 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

                        PART - II - OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.    Financial Data Schedule

                  99.    Supplementary Information Required Pursuant to
                         Section 9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   12 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WINTHROP RESIDENTIAL ASSOCIATES II,
                                        -----------------------------------
                                               A LIMITED PARTNERSHIP
                                               ---------------------

                                        BY:     ONE WINTHROP PROPERTIES, INC.
                                                Managing General Partner

                                                BY: /s/ Michael L. Ashner
                                                    -------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                                                BY: /s/ Edward V. Williams
                                                    -------------------------
                                                    Edward V. Williams
                                                    Chief Financial Officer

                                                    Dated: November 13, 1997

                                   13 of 15

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

Exhibit Index


      Exhibit                                                Page No.
      -------                                                --------
27.   Financial Data Schedule                                    -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                 15

                                   14 of 15