Form 10KSB
period 1997-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1998-04-15
CIK 356141

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

For the year ended December 31, 1997                            Commission File
                                                                Number  0-11063

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                   (Exact name of small business issuer as
                          specified in its charter)

       Maryland                                              04-2742158
(State of organization)                              (I.R.S. Employer I.D. No.)

5 Cambridge Center, Cambridge, Massachusetts                   02142
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code: (617) 234-3000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,775,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

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

         In late 1982 the Partnership sold, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission, 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). Capital contributions, net of selling commissions, sales and registration costs, were utilized to purchase interests in 10 Local Limited Partnerships and temporary short term investments.

         The Partnership invests as a limited partner in Local Limited Partnerships that own, operate and otherwise deal with apartment complexes with original financing insured by the U.S. Department of Housing and Urban Development ("HUD").

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

         In November 1997, the Partnership sold its interest in Westbury Springs, L.P., a Local Limited Partnership, to an affiliate of the general partner of the Local Limited Partnership for $1,447,000. It is expected that the Partnership will distribute these proceeds during the first half of 1998.

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

         In March 1987, the Local Limited Partnership owning Southwest Parkway defaulted on its mortgage. Over time, the Local Limited Partnership submitted various proposals to HUD to cure the mortgage default, all of which had been rejected. The Partnership was notified that this mortgage would be included in an auction. In August 1996, the Local Limited Partnership owning Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid a foreclosure of the property, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 1996, Southwest Parkway filed its Bankruptcy Plan which was confirmed by the Bankruptcy Court in January 1997. The plan included the payment to the lender of $4,100,000 as full satisfaction of the outstanding indebtedness. In order to effect this transaction, the Partnership invested an additional $1,799,000 in Southwest Parkway as a capital contribution and Southwest Parkway obtained a new first mortgage loan in the amount of $2,200,000. As a result of this transaction, the Partnership recognized an extraordinary gain of

$2,698,000 on extinguishment of debt in 1997. See "Item 2, Description of Properties" for information with respect to the origination of funds used to satisfy the outstanding indebtedness.

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

Change in Control

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and the general partnership interest in Linnaeus-Hampshire. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See
Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Employees

         The Partnership does not have any employees. Until December 16, 1997, Services were performed for the Partnership by the Managing General Partner, and agents retained by it, including Winthrop Management, an affiliate of the Managing General Partner. On October 28, 1997, affiliates of the Managing General Partner and Insignia Financial Group, Inc. ("Insignia") entered into an agreement pursuant to which, among other things, an affiliate of Insignia was to be retained as the property manager at the Local Limited Partnership properties then managed by Winthrop Management. This transfer of property management was subject to certain conditions including HUD approval. As of March 1, 1998, HUD approval had been obtained with respect to Southwest Parkway. The remaining Local Limited Partnerships properties are managed by the Local Limited Partnerships' respective general partners.

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the

Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. See "Item 12. Certain Relationships and Related Transactions."

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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1998:

                                                        Date          Number
                                                         of             of
Property Name              Location                  Acquisition(1)   Units
-------------              --------                  --------------   -----

Whisper Lake               Orlando, FL               2/24/82           400
 Apartments

Sanford Landing            Sanford, FL               4/06/82           264
 Apartments

Honeywood
   Apartments              Roanoke, VA               1/05/83           300

Brookside
   Apartments              Sylacauga, AL             4/20/82            80

Southwest Parkway          Wichita Falls, TX         6/22/82           200
 Apartments (2)

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

(2) Consolidated effective January 1, 1997.

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                    Principal                                       Principal
                    Balance at                                      Balance
                    December 31,  Interest    Period     Maturity   Due at
Property               1997         Rate     Amortized    Date      Maturity
--------               ----         ----     ---------    ----      --------
Whisper Lake       $11,890,409      7.675%   40 years    4/1/2024          (1)
Sanford Landing      9,353,122      8.75%    40 years    6/1/2024          (1)
Honeywood            5,713,561      7.5%     40 years   12/1/2019          (1)
Brookside            1,403,470      7.5%     40 years    2/1/2023          (1)
Southwest Parkway    2,183,403      8.75%  27.5 years    2/1/2007  $1,898,000
Wedgewood Creek      8,901,905      7.5%     40 years    8/1/2024          (1)
Mountain Vista I     1,869,135      7.5%     38 years   10/1/2018          (1)
Mountain Vista II    1,981,839      7.5%     38 years    5/1/2020          (1)
Cibola Village       1,879,237      7.5%     37 years    2/1/2019          (1)
Crofton Village      9,495,813      8.2%     38 years    9/1/2006          (1)

(1)  Loan at maturity is fully amortized.

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

         In order to obtain the remaining $2,000,000 needed by the Local Limited Partnership to satisfy the then existing debt on the property pursuant to the Bankruptcy Plan, the Partnership made a capital contribution of approximately $1,799,000 and the balance was funded from the Local Limited

Partnership's cash reserves.

         In November 1997, the Partnership sold its interest in Westbury Springs, L.P., a Local Limited Partnership, to an affiliate of the general partner of the Local Limited Partnership for $1,447,000. As a result of the Partnership's investment account having a zero balance at the date of sale, the Partnership recognized a gain on sale of $1,447,000. It is expected that the Partnership will distribute these proceeds during the first half of 1998.

         The following table sets forth the Partnership's ownership interest in each of the Local Limited Partnerships:

Apartment Complexes Owned by
The Local Limited Partnerships              Ownership Interest
------------------------------              ------------------
Whisper Lake Apartments                              99%
Sanford Landing Apartments                           98%
Honeywood Apartments                                 95%
Brookside Apartments                                 99%
Southwest Parkway Apartments                         99%
Wedgewood Creek Apartments                           99%
Mountain Vista I                                     90%
Mountain Vista II                                    90%
Cibola Village Apartments                            90%
Crofton Village Apartments                           44%

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:


                         Average Monthly             Average Monthly
                          Occupancy Rate           Rental Rate per Unit
                        -----------------           -----------------
Property                1997         1996           1997         1996
--------                ----         ----           ----         ----

Whisper Lake             94%          92%           $588         $548
Sanford Landing          95%          93%           $523         $497
Honeywood                98%          89%           $516         $508
Brookside                89%          88%           $332         $334
Southwest Parkway        90%          99%           $411         $364
Wedgewood Creek          93%          92%           $737         $718
Mountain Vista I         83%          86%           $573         $584
Mountain Vista II        88%          89%           $587         $593
Cibola Village           89%          93%           $507         $511
Crofton Village          92%          94%           $691         $680

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997:


                           Gross                                                      Federal
                          Carrying           Accumulated                                Tax
Property                   Value             Depreciation       Rate       Method      Basis
                           -----             ------------       ----       ------      -----
Whisper Lake              14,250,490          7,894,001      10-25 yrs.      S/L     1,238,688
Sanford Landing            9,043,423          5,123,399      7-25 yrs.       S/L       446,459
Honeywood                  6,154,450          3,594,249      5-25 yrs.      ACRS       598,593
Brookside                  1,812,110          1,145,938      10-25 yrs.      S/L        54,871
Southwest Parkway          5,657,327          3,207,242      10-27.5 yrs.    S/L       704,649
Wedgewood Creek           11,068,660          6,086,420      10-25 yrs.      S/L     1,119,193
Mountain Vista I           3,282,116          1,776,447      5-27.5 yrs.     S/L            (1)
Mountain Vista II          2,981,175          1,629,072      5-27.5 yrs.     S/L            (1)
Cibola Village             3,094,163          1,631,106      5-27.5 yrs.     S/L            (1)
Crofton Village           10,362,374          5,798,301      10-25 yrs.      S/L     1,345,195

(1) The Partnership's aggregate Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village is $1,510,300.

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

         As of March 1, 1998, there were 2,596 holders of 25,010 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 1997 and 1996, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $1,601,000 and $850,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         As of December 31, 1997, the Partnership retained an equity interest in seven Local Limited Partnerships owning nine apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership, in January 1997, in

Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated since January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

         Southwest Parkway in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 7, "Financial Statements" - Note 7). Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested approximately $1,799,000 in Southwest Parkway as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The new mortgage bears interest of 8.75% per annum and matures on February 1, 2007, with a balloon payment of approximately $1,898,000.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Southwest Parkway and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships.

         During November 1997, the Partnership sold its interest in Westbury Springs, L.P. ("Westbury Springs"), a Local Limited Partnership to an affiliate of the general partner of the Local Limited Partnership for $1,447,000. The Partnership recognized a $1,447,000 gain on sale, as a result of the Partnership's investment account having a zero balance at the date of sale. The Partnership distributed these proceeds to the limited partners in February 1998.

         The level of liquidity based on cash and cash equivalents experienced an $85,000 increase at December 31, 1997, as compared to December 31, 1996. The Partnership's $298,000 of cash provided by operating activities and $2,045,000 of cash from investing activities was significantly offset by $2,258,000 of cash used in financing activities. Cash from investing activities included

$1,447,000 of proceeds from the Partnership's sale of its interest in Westbury Springs. Financing activities consisted of the satisfaction of a mortgage payable of $4,148,000, mortgage principal payments of $17,000, cash distributed to partners of $211,000 and payment of deferred loan costs of $82,000, which were only partially offset by loan proceeds of $2,200,000.

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership.

Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership as provided in the Partnership Agreement.

         The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership.

         The Partnership is contemplating investing an additional $100,000 to $150,000 to be used for capital improvements in the Local Limited Partnership owning Brookside Apartments ("Brookside"). The Partnership is currently negotiating with the general partner of the Local Limited Partnership which holds title to Brookside pursuant to which an affiliate of the general partner of the Partnership would be appointed as general partner of the Brookside Local Limited Partnership and an affiliate of Coordinated Services would assume responsibility for managing Brookside. Such transfer would be subject to the approval of the U.S. Department of Housing and Urban Development.


         For the year ended December 31, 1997, Partnership distributions (paid or accrued) aggregated $1,601,000 ($64.01 per unit) to its limited partners and $9,000 to the general partners of which $1,447,000 relates to the sale of the Partnership's interest in Westbury Springs. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and Southwest Parkway.

         The Partnership is dependent upon Coordinated Services and the management agents of the Local Limited Partnerships for management and administrative services. Coordinated Services has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         The Partnership's net income for the year ended December 31, 1997, was $4,157,000, as compared to net income of $1,871,000, for the year ended December 31, 1996. Net income for 1997 includes a $2,698,000 extraordinary gain on extinguishment of debt from Southwest Parkway and a $1,447,000 gain on the sale of the Partnership's interest in the Westbury Springs Local Limited Partnership. Excluding Southwest Parkway (which was consolidated in 1997) and the gain on sale, the Partnerships net income declined by $1,639,000 primarily due to a decline in cash distributions from Local Limited Partnerships.

         In 1997, Local Limited Partnerships owning Honeywood and Crofton Village Apartments made cash distributions to the Partnership of $261,000 and $89,000, respectively, as compared to $1,969,000 (Honeywood $71,000, First Investment Limited Partnership IX $225,000 and Crofton Village Apartments of $1,673,000, which includes $1,391,000 of refinancing proceeds distributed during the third quarter of 1996), in the prior comparative period.

Item 7. Financial Statements

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                       Page

Independent Auditors' Report...........................................F - 2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1997

  and 1996.............................................................F - 3

Consolidated Statements of Income for the Years Ended

     December 31, 1997 and 1996........................................F - 4

Consolidated Statements of Partner's Capital for the

  Years Ended December 31, 1997 and 1996...............................F - 5

Consolidated Statements of Cash Flows for the Years Ended

     December 31, 1997 and 1996........................................F - 6

Notes to Consolidated Financial Statements.............................F - 7

                         Independent Auditors' Report

To the Partners
Winthrop Residential Associates II, A Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note 1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            /s/ Imowitz Koenig & Co., LLP

New York, New York
March 18, 1998

                         CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Unit Data)


                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1997          1996
                                                   -------------  ------------

ASSETS

Cash and cash equivalents                          $      2,817   $     2,732
Escrow deposits                                             177           370
Other assets                                                115             5
Real estate, net                                          2,450            --
                                                   ------------   -----------
         Total Assets                              $      5,559   $     3,107
                                                   ============   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses              $        290   $        70
Distribution payable                                      1,452            53
Due to affiliate                                            501            --
Mortgage payable                                          2,183            --
                                                   ------------   -----------
         Total Liabilities                                4,426           123
                                                   ------------   -----------

Minority interest                                            25            --
                                                   ------------   -----------

Partners' Capital:
Limited Partners -
  Units of Limited Partnership Interest,
  $1,000 stated value per unit; 25,010
  units authorized, issued and outstanding                2,102         3,898
General Partners' deficit                                (  994)         (914)
                                                   ------------   -----------

         Total Partners' Capital                          1,108         2,984

                                                   ------------   -----------

         Total Liabilities and Partners' Capital   $      5,559   $     3,107
                                                   ============   ===========


                See notes to consolidated financial statement.

                      CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Unit Data)


                                                           YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                           1997               1996
                                                      ---------------    ---------------
Income:

   Rental income                                      $           886    $            --
   Income from Local Limited Partnership
     cash distributions                                           350              1,969
   Interest income                                                 74                124
   Other income                                                    27                 --
   Gain on sale of interest in
     Local Limited Partnership                                  1,447                 --
                                                      ---------------    ---------------
     Total income                                               2,784              2,093
                                                      ---------------    ---------------
Expenses:

   General and Administrative                                      90                 99
   Operating                                                      486                 --
   Depreciation                                                   214                 --
   Amortization                                                   186                 --
   Interest                                                       178                 --
   Management fees                                                146                123
                                                      ---------------    ---------------
     Total expenses                                             1,300                222
                                                      ---------------    ---------------

Net income before minority interest and
  extraordinary item                                            1,484              1,871

Minority interest                                                 (25)                --
                                                      ---------------    ---------------
Income before extraordinary item                                1,459              1,871

Extraordinary gain on extinguishment of debt                    2,698                 --
                                                      ---------------    ---------------
Net income                                            $         4,157    $         1,871
                                                      ===============    ===============
Net income allocated to General Partners              $           150    $            93
                                                      ===============    ===============
Net income allocated to Limited Partners              $         4,007    $         1,778
                                                      ===============    ===============


Net income per Unit of Limited Partnership interest:
   Income before extraordinary item                   $         57.74    $         71.09
   Extraordinary gain                                          102.48                 --
                                                      ---------------    ---------------
   Net income                                         $        160.22    $         71.09
                                                      ===============    ===============

Distributions per Unit of Limited
  Partnership Interest                                $         64.01    $         33.99
                                                      ===============    ===============



               See notes to consolidated financial statements.

           Winthrop Residential Associates II, A Limited Partnership

                 Consolidated Statements of Partners' Capital
                    Years Ended December 31, 1997 and 1996
                       (In Thousands, Except Unit Data)

                                  Units of
                                  Limited     General     Limited
                                  Partnership Partners'   Partners'   Total
                                  Interest    Deficit     Capital     Capital
                                  --------    --------    --------    --------
Balance - January 1, 1996          25,010    $   (989)   $  2,970    $  1,981

   Net income                                      93       1,778       1,871
   Distributions                                  (18)       (850)       (868)
                                  --------    --------    --------    --------
Balance - December 31, 1996        25,010        (914)      3,898       2,984

   Adjustment due to
     consolidation                               (221)     (4,202)     (4,423)
   Net income                                     150       4,007       4,157
   Distributions                                   (9)     (1,601)     (1,610)
                                  --------    --------    --------    --------
Balance - December 31, 1997        25,010    $   (994)   $  2,102    $  1,108
                                  ========    ========    ========    ========

               See notes to consolidated financial statements.

           Winthrop Residential Associates II, A Limited Partnership
                    Consolidated Statements of Cash Flows
                       (In Thousands, Except Unit Data)

                                                    Years ended December 31,
                                                 ----------------------------
                                                     1997           1996
                                                 -------------  -------------

Cash Flows from Operating Activities:

Net income                                       $       4,157  $       1,871
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            214             --
   Amortization                                            186             --
   Extraordinary gain on extinguishment of debt         (2,698)            --
   Gain on sale of interest in Local Limited            (1,447)            --
     Partnership
   Minority interest in joint venture's operations          25             --

   Changes in assets and liabilities:
     Increase in escrow deposits                          (131)            --
     (Increase) decrease in other assets                    (9)             3
     Increase in accounts payable and
       accrued expenses                                      1             70
                                                 -------------  -------------
   Net cash provided by operating activities               298          1,944
                                                 -------------  -------------
Cash Flows From Investing Activities:

   Proceeds from Sale of interest in
     Local Limited Partnership                           1,447             --
   Deposits to replacement reserve                         (46)            --
   Escrow deposits                                         700           (370)
   Property improvements                                   (56)            --
                                                 -------------  -------------
   Net Cash provided by (used in)
     investing activities                                2,045           (370)
                                                 -------------  -------------

Cash Flows From Financing Activities:

   Loan proceeds                                         2,200             --
   Satisfaction of mortgage payable                     (4,148)            --
   Mortgage principal payments                             (17)            --
   Cash distributions                                     (211)          (920)
   Deferred loan costs                                     (82)            --
                                                 -------------  -------------
   Net cash used in financing activities                (2,258)          (920)
                                                 -------------  -------------
Net increase in cash and cash equivalents                   85            654


Cash and cash equivalents, beginning of period           2,732          2,078
                                                 -------------  -------------

Cash and cash equivalents, end of period         $       2,817  $       2,732
                                                 =============  =============

Supplemental Disclosure of Cash Flow Information

   Interest paid in cash                         $         163  $          --
                                                 =============  =============

Supplemental Disclosure of Non-Cash Financing
 Activities
   Accrued Distributions to Partners             $       1,452  $          53
                                                 =============  =============


See Notes 1 and 7, with respect to consolidation of a Local Limited Partnership in 1997.

               See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Winthrop Residential Associates II, A Limited Partnership (the "Partnership") was organized on October 21, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in eight Local Limited Partnerships owning ten apartment complexes located throughout the United States.

         The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed on November 17, 1982. The general partners and the initial limited partner (10 units) contributed $12,000.

Consolidation

         In conjunction with the January 1997 significant new capital contribution by the Partnership and substantive transfer of control of Southwest Parkway Ltd., A Local Limited Partnership ("Southwest Parkway"), to an affiliate of the Partnership's general partners, the accompanying financial statements have been prepared on a consolidated basis, including the accounts of Southwest Parkway, from the date of transfer of control. All significant intercompany transactions and balances have been eliminated. Prior to January 1, 1997, Southwest Parkway was a Local Limited Partnership accounted for under the equity method (see Note 7).

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

Real Estate

         Real estate is carried at cost, less accumulated depreciation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Depreciation

         Depreciation is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 27.5 years.

Loan Costs

         At December 31, 1997, loan costs of $82,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loan. At December 31, 1997, accumulated amortization totaled $7,000.

Investments in Local Limited Partnerships

         The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships, amortization of investment costs and costs in excess of initial basis are not recognized to the extent that the investment balance would become negative, since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

Net Income Per Limited Partnership Unit

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

2.       ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

         In accordance with the partnership agreement, profits and losses not arising from a sale or refinancing and cash available for distribution are allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement, however, the general partner is allocated at least 1% of the gain. In the event that there is no cash to be distributed from a sale or refinancing, gains are allocated 5%, to the general partners and 95%, to the limited partners.

3.       TRANSACTIONS WITH RELATED PARTIES

         One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and WP Management Co., Inc. ("WP Management"), the manager of the Partnership's investments in the Local Limited Partnerships, are wholly owned subsidiaries of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA").

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing

General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the Partnership Agreement.

         WP Management was entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. The minimum fee is $100,000 per annum. For the years ended December 31, 1997 and 1996, WP Management earned $100,000 and $123,000, respectively, for managing the Partnership's investments in the Local Limited Partnerships. The 1996 fee includes a $23,000 adjustment for 1995.

         Affiliates of Southwest Parkway were paid management fees, based on 5% of the gross receipts of the property, of approximately $46,000, during 1997. As of December 31, 1997, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing. An affiliate of the Managing General Partner received a fee of approximately $17,000, in connection with refinancing the Southwest Parkway debt (see Note 7).

         During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

4.        REAL ESTATE

Real estate is comprised of the following:

                                               1997
                                               ----

         Land                               $  263,000
         Buildings and Improvements          4,903,000
         Furnishings                           491,000
                                            ----------
                                             5,657,000

         Accumulated Depreciation           (3,207,000)
                                            ----------
                                            $2,450,000
                                            ==========

5.       SALE OF INTEREST

         During November 1997, the Partnership sold its interest in Westbury Springs, L.P., a Local Limited Partnership, to an affiliate of the general partner of the Local Limited Partnership for $1,447,000. The Partnership recognized a $1,447,000 gain on sale, as a result of the Partnership's investment account having a zero balance at the date of sale. The Partnership distributed these proceeds to the limited partners in February 1998.

6.        MORTGAGE PAYABLE

         In January 1997, Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The new mortgage bears interest at 8.75%, requires monthly payments of approximately $18,000 and is being amortized over 27 1/2 years. The loan matures on February 1, 2007, with a balloon payment of approximately $1,898,000. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. Total capitalized loan costs were approximately $82,000. In connection with the discounted payoff of the old mortgage, the Partnership recognized an extraordinary gain of $2,698,000 on the extinguishment of debt (see Note 7).

     Principal payments on the mortgage note are due as follows:

       1998                           $             22,000
       1999                                         24,000
       2000                                         26,000
       2001                                         28,000
       2002                                         31,000
    Thereafter                                   2,052,000
                                      --------------------
                                      $          2,183,000
                                      ====================


7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1997, the Partnership's equity interests in seven Local Limited Partnerships is summarized, as follows:

             Local Limited Partnership                    Percentage Ownership
             -------------------------                    --------------------
Whisper Lake, Ltd. (Whisper Lake Apartments)                             99
Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)            98
Honeywood Associates (Honeywood Apartments)                              95
Brookside, Ltd. (Brookside Apartments)                                   99
Wedgewood Creek Limited Partnership (Wedgewood Creek Apartments)         99
First Investment Limited Partnership IX (Mountain Vista I,               90
   Mountain Vista II and Cibola Village Apartments)
Crofton Village Limited Partnership (Crofton Village Apartments)         44

         In addition, the Partnership holds a 99% limited partnership interest in Southwest Parkway, which was accounted for under the equity method as a Local Limited Partnership, prior to January 1997.

         Southwest Parkway, in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested approximately $1,799,000 in Southwest Parkway as a capital contribution. As of December 31, 1996, $370,000 was reflected as an escrow deposit in contemplation of the above settlement. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000 and recognized an extraordinary gain of $2,698,000 on the extinguishment of debt.

The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                        DECEMBER 31,
                                                        ------------
                                                 1997                   1996
                                                 ----                   ----
ASSETS

Real estate, at cost:

  Land                                      $     4,079            $     4,616
  Buildings, net of accumulated
   depreciation of $34,679 and $38,137 in
   1997 and 1996, respectively                   23,291                 29,768
  Cash and cash equivalents                       1,095                  1,042
  Other assets, net of accumulated
   amortization of $1,517 and $1,652 in
   1997 and 1996, respectively                    3,772                  4,466
                                            -----------            -----------
Total Assets                                $    32,237            $    39,892
                                            ===========            ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

  Liabilities subject to compromise         $        --            $     8,003
  Notes payable                                   2,428                  2,488
  Loans payable                                     473                    473

  Mortgage notes payable                         52,488                 57,442
  Accounts payable and accrued expenses           2,489                  2,650
                                            -----------            -----------

  Total Liabilities                              57,878                 71,056
                                            -----------            -----------

Partners' Deficit:

  Winthrop Residential Associates II            (23,268)               (28,802)
  Other partners                                 (2,373)                (2,362)
                                            -----------            -----------

  Total Deficit                                 (25,641)               (31,164)
                                            -----------            -----------

Total Liabilities and Partners' Deficit     $    32,237            $    39,892
                                            ===========            ============

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                        DECEMBER 31,
                                                        ------------
                                                 1997                   1996
                                                 ----                   ----

Income:

  Rental Income                             $    12,882            $    13,323
  Other Income                                      511                    573
                                            -----------            -----------

    Total Income                                 13,393                13,896
                                            -----------            -----------

Expenses:

  Interest                                        4,427                  4,659
  Depreciation and amortization                   2,616                  2,782
  Taxes and insurance                             1,318                  1,610
  Other operating expenses                        5,728                  6,111
                                            -----------            -----------

    Total expenses                               14,089                 15,162
                                            -----------            -----------

Net loss                                    $      (696)           $    (1,266)
                                            ===========            ===========


Net loss allocated to Winthrop
Residential Associates II                   $      (688)           $    (1,331)
                                            ===========            ===========

Net (loss) income allocated to
 other partners                             $        (8)           $        65
                                            ===========            ===========

         As of December 31, 1997, the Partnership has Limited Partnership equity interests in seven Local Limited Partnerships that own nine apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling $52,488,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

8.       PROFORMA FINANCIAL INFORMATION

         The following proforma condensed, consolidated balance sheet assumes that the Partnership and Southwest Parkway were consolidated at December 31, 1996, and the proforma condensed, consolidated statements of operations assume that the Partnership and Southwest Parkway were consolidated at January 1, 1996 (in thousands):

                                                                   December 31,
                                                                       1996
                                                                       ----
    Cash                                                           $      2,732
    Other assets, primarily real estate                                   3,520
                                                                   ------------
    Total assets                                                   $      6,252
                                                                   ============

    Liabilities, primarily a mortgage payable                             7,715
    Deficit                                                              (1,463)
                                                                   ------------
    Total liabilities and equity                                   $      6,252
                                                                   ============


                                                                   Year ended
                                                                   December 31,
                                                                       1996
                                                                       ----

    Total revenue                                                  $      3,031
                                                                   ------------

    Operating and other expenses                                            853

    Depreciation                                                            212
    Mortgage interest                                                       279
                                                                   ------------

    Total expenses                                                        1,344
                                                                   ------------

    Net Income                                                     $      1,687
                                                                   ============

         The proforma results do not necessarily represent the results which would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future operations.

9.   TAXABLE INCOME

         The Partnership's taxable loss differs from the net income for financial reporting purposes as follows (in thousands):

                                                           1997         1996
                                                           ----         ----

Net income for financial reporting purposes               $ 4,157      $ 1,871

Differences in equity in Local Limited  Partnership's       2,672       (1,719)
income/loss for financial reporting and tax reporting purposes

Income from Local Limited Partnership cash distributions     (350)      (1,969)
                                                          -------      -------
Taxable income (loss)                                     $ 6,479      $(1,817)
                                                          =======      =======

           Winthrop Residential Associates II,  A Limited Partnership

                               December 31, 1997

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)


1. Statement of Cash Available for Distribution for the:

                                                                 Year Ended      Three Months Ended
                                                             December 31, 1997    December 31, 1997
                                                             -----------------   ------------------

   Net Income                                                   $ 4,157,000           $1,530,000

       Add: Depreciation                                            214,000               60,000
            Amortization                                            186,000                2,000
            Minority interest in joint venture's operations          25,000               25,000

      Less: Extraordinary gain on extinguishment of debt         (2,698,000)                  --
            Cash to reserves                                       (274,000)            (165,000)
                                                                -----------           ----------

      Cash Available for Distribution                           $ 1,610,000           $1,452,000
                                                                ===========           ==========

      Distributions allocated to General Partners               $     9,000           $    1,000
                                                                ===========           ==========

      Distributions allocated to Limited Partners               $ 1,601,000           $1,451,000
                                                                ===========           ==========

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended December 31, 1997:

        Entity Receiving                           Form of
          Compensation                           Compensation                         Amount
   --------------------------    -------------------------------------------     ----------------

   W.P. Management
   Co., Inc.                     Property Management Fees                             $25,000

   General Partners              Interest in Cash Available for Distribution          $ 1,000

   WFC Realty Co., Inc.
   (Initial Limited Partner)     Interest in Cash Available for Distribution          $   290


Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                    Has Served as
                         Position Held with the     a Director or
Name                    Managing General Partner    Officer Since
----                    ------------------------    -------------
Michael L. Ashner       Chief Executive Officer        1-96
                        and Director

Edward Williams         Chief Financial Officer        4-96
                        Vice President and
                        Treasurer

Peter Braverman         Senior Vice President          1-96

Carolyn Tiffany         Vice President and Clerk      10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

         Effective December 16, 1997, the Managing General Partner and certain of its affiliates entered into an agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") to provide for the daily asset and property management services and investor services for the Partnership. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." Coordinated Services of Valdosta LLC is a Georgia limited liability corporation with headquarters in Valdosta, Georgia. Founded in 1997, its managing member is Investor Service Group, Inc., a Georgia Corporation. The principals of Investor Service Group are Mary T. Johnson and James L.
Dewar, Jr.

         Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has 21 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

         James L. Dewar, Jr. is the founder of Dewar Realty, Inc. and Dewar Properties, Inc. Mr. Dewar is a graduate of the University of Georgia and is a licensed Georgia Real Estate Broker. Mr. Dewar has 32 years experience in real estate construction, property management and development of apartment and assisted living properties. Mr. Dewar has produced over $100 million in conventional and government funded family and elderly apartment communities.

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

         (b) Security ownership of management.

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 1997 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

         (c) Changes in control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited

Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement.

Item 12.  Certain Relationships and Related Transactions.

         The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. WP Management Co., Inc. ("WP Management"), an affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. For the years ended December 31, 1997 and 1996, WP Management earned approximately $100,000 and $123,000, respectively.

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $9,214 and $18,428 of cash distributions in 1997 and 1996, respectively.

         For the year ended December 31, 1997, the Partnership allocated $44,153 of taxable income to the Managing General Partner and $73,588 to the Associate General Partner.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

           The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of April 1998.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                         By: /s/ Michael L. Ashner
                                            ------------------------------
                                                 Michael Ashner
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name             Title                       Date

/s/ Michael Ashner      Chief Executive            April 6, 1998
----------------------  Officer and Director
Michael Ashner

/s/ Edward V. Williams  Chief Financial Officer    April 6, 1998
----------------------
Edward V. Williams

                               INDEX TO EXHIBITS

Exhibit
  No.                               Title of Document                    Page
  ---                               -----------------                    ----
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

  10.1 Agreement between Winthrop Residential Associates II, A Limited Partnership and The Artery Organization, Inc. (incorporated herein by reference to the Registrant's Registration
                           Statement on Form S-11, File No.
                           2-74784)

  10.2 Service Agreement, dated December 16, 1997, by and between First Winthrop
                           Corporation, Winthrop Financial Co.,
                           Inc., WFC Realty Co., Inc., WFC Realty
                           Saugus, Inc., Winthrop Properties,
                           Inc., Winthrop Metro Equities
                           Corporation, Winthrop Lisbon Realty,
                           Inc. and Northwood Realty Co., Inc.
                           and Coordinated Services of Valdosta,
                           LLC.

  16. Letter from Arthur Andersen LLP dated September 19, 1996 (incorporated herein by reference to Registrant's Current Report on Form 8-K dated September 19, 1996).

  27.                      Financial Data Schedule