Form 10QSB
period 1998-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1998-05-19
CIK 356141

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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
      (Exact name of small business issuer as specified in its charter)

                Maryland                                04-2742158
                --------                                ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      Five Cambridge Center, Cambridge, MA           02142-1493
      ------------------------------------           ----------
     (Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                    1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                       March 31,  December 31,
                                                          1998       1997
                                                        -------    -------
(In Thousands, Except Unit Data)

Assets

Cash and cash equivalents ............................. $ 1,337    $ 2,817
Escrow deposits .......................................     132        177
Other assets ..........................................     224        115
Real estate (net of accumulated deprecation
   of $3,260 in 1998 and $3,207 in 1997) ..............   2,418      2,450
                                                        -------    -------

     Total Assets ..................................... $ 4,111    $ 5,559
                                                        =======    =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses ................. $   213    $   290
Distribution payable ..................................      28      1,452
Due to affiliate ......................................     501        501
Mortgage payable ......................................   2,178      2,183
                                                        -------    -------

     Total Liabilities ................................   2,920      4,426
                                                        -------    -------

Minority interest .....................................      26         25
                                                        -------    -------

Partners Capital:

Limited Partners -

   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units .....................   2,156      2,102
General Partners' deficit .............................    (991)      (994)
                                                        -------    -------

         Total Partners' Capital ......................   1,165      1,108
                                                        -------    -------

         Total Liabilities and Partners' Capital ...... $ 4,111    $ 5,559
                                                        =======    =======

                See notes to consolidated financial statements

                                    2 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                      For the Three Months Ended
                                                            March 31,  March 31,
                                                               1998      1997
                                                              ------    ------
Income:

   Rental income ..........................................   $  280    $  212
   Income from Local Limited Partnership cash
     distributions ........................................       54        22
   Interest income ........................................       16        20
   Other income ...........................................        4         6
                                                              ------    ------

     Total income .........................................      354       260
                                                              ------    ------

Expenses:

   General and administrative .............................       20         5
   Operating ..............................................      113       124
   Depreciation ...........................................       53        51
   Interest ...............................................       50        38
   Management fees ........................................       34        33
                                                              ------    ------

     Total expenses .......................................      270       251
                                                              ------    ------

Net income before minority interest and
   extraordinary item .....................................       84         9

Minority interest .........................................       (1)     --
                                                              ------    ------

Income before extraordinary item ..........................       83         9

Extraordinary gain on extinguishment of debt ..............     --       2,522
                                                              ------    ------

Net income ................................................   $   83    $2,531
                                                              ======    ======

Net income allocated to General Partners ..................   $    4    $  127
                                                              ======    ======

Net income allocated to Limited Partners ..................   $   79    $2,404
                                                              ======    ======

Net income per Unit of Limited Partnership interest:

   Income before extraordinary item .......................   $ 3.16    $  .32
   Extraordinary gain .....................................     --       95.80
                                                              ------    ------

   Net income .............................................   $ 3.16    $96.12
                                                              ======    ======

Distributions per Unit of Limited Partnership Interest ....   $ 1.00    $ 2.00
                                                              ======    ======

                See notes to consolidated financial statements.

                                    3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Consolidated Statement of Changes in Partners' Capital (Unaudited)


                                  Units of
                                   Limited     General    Limited
                                 Partnership  Partners'  Partners'      Total
                                  Interest     Deficit     Capital     Capital
                                   -------     -------     -------     -------
(In Thousands, Except Unit Data)

Balance - January 1, 1998 .....     25,010     $  (994)    $ 2,102     $ 1,108

   Net income .................                      4          79          83
   Distributions ..............                     (1)        (25)        (26)
                                   -------     -------     -------     -------

Balance - March 31, 1998 ......     25,010     $  (991)    $ 2,156     $ 1,165
                                   =======     =======     =======     =======


                See notes to consolidated financial statements.

                                    4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Consolidated Statements of Cash Flows (Unaudited)

                                                      For the Three Months Ended
                                                           March 31,  March 31,
(In Thousands)                                               1998       1997
                                                           -------    -------

Cash Flows from Operating Activities:

Net income .............................................   $    83    $ 2,531
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation ......................................        53         51
     Amortization ......................................         2       --
     Extraordinary gain on extinguishment of debt ......      --       (2,522)
     Minority interest in joint venture's operations ...         1       --

     Changes in assets and liabilities:
         Decrease in escrow deposits ...................        58        637
         Increase in other assets ......................      (111)       (29)
         (Decrease) increase in accounts payable and
            accrued expenses ...........................       (77)        14
                                                           -------    -------

     Net cash provided by operating activities .........         9        682
                                                           -------    -------

Cash Flows From Investing Activities:

     Deposits to replacement reserve ...................       (13)      --
     Property improvements .............................       (21)       (12)
                                                           -------    -------

     Cash used in investing activities .................       (34)       (12)
                                                           -------    -------

Cash Flows From Financing Activities:

     Loan proceeds .....................................      --        2,200
     Satisfaction of mortgage payable ..................      --       (4,148)
     Mortgage principal payments .......................        (5)      --
     Cash distributions ................................    (1,450)       (53)
     Deferred loan costs ...............................      --          (66)
                                                           -------    -------

     Net cash used in financing activities .............    (1,455)    (2,067)
                                                           -------    -------

Net decrease in cash and cash equivalents ..............    (1,480)    (1,397)

Cash and cash equivalents, beginning of period .........     2,817      2,732
                                                           -------    -------

Cash and cash equivalents, end of period ...............   $ 1,337    $ 1,335
                                                           =======    =======

Supplemental Disclosure of Cash Flow Information

     Interest paid in cash .............................   $    48    $    38
                                                           =======    =======

Supplemental Disclosure of Non-Cash Financing
     Activities

     Accrued Distributions to Partners .................   $    26    $    53
                                                           =======    =======

                See notes to consolidated financial statements.

                                    5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.       Consolidation

         The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Southwest Parkway. All significant intercompany transactions and balances have been eliminated. Prior to January 1, 1997, Southwest Parkway was a Local Limited Partnership accounted for under the equity method.


                                    6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          As of March 31, 1998, the Partnership retained an equity interest in seven Local Limited Partnerships owning nine apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership in January 1997 in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated since January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

                                    7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Liquidity and Capital Resources (Continued)

          The level of liquidity based on cash and cash equivalents experienced a $1,480,000 decrease at March 31, 1998, as compared to December 31, 1997. The Partnership's $9,000 of cash provided by operating activities was significantly offset by $34,000 of cash used in investing activities and $1,455,000 of cash used in financing activities. Investing activities consisted of property improvements of $21,000 and deposits to replacement reserves of $13,000. Financing activities consisted of cash distributed to partners of $1,450,000 and mortgage principal payments of $5,000.

          For the three months ended March 31, 1998, Partnership distributions (accrued) aggregated $25,000 ($1.00 per Unit) to its limited partners and $1,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and Southwest Parkway.

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


                                    8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation

          Results of Operations

          The Partnership's net income for the three months ended March 31, 1998, was $83,000, as compared to net income of $2,531,000, for the three months ended March 31, 1997. Net income for 1997 includes a $2,522,000 extraordinary gain on extinguishment of debt from Southwest Parkway. Net income before the extraordinary item increased by $74,000 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase is primarily due to improved operations of $64,000 at Southwest Parkway for the three months ended March 31, 1998, compared to the prior comparative period.

          Income from Local Limited Partnership cash distributions increased by $32,000 for the three months ended March 31, 1998, as compared to 1997, due to the receipt of a residual cash distribution of $32,000 from Westbury Springs, Ltd. The Partnership sold its interest in this Local Limited Partnership during 1997. The Partnership received $22,000 of cash distributions from the Local Limited Partnership which owns Crofton Village Apartments during the three months ended March 31, 1998 and 1997. General and administrative expenses declined due to the timing of certain expenses. All other expenses remained relatively constant.


                                    9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                         PART - II - OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.    Financial Data Schedule

                  99.    Supplementary Information Required Pursuant to
                         Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

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


                                    WINTHROP RESIDENTIAL ASSOCIATES II,
                                    A LIMITED PARTNERSHIP

                               BY:  ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner


                                    BY: /s/ Michael L. Ashner
                                        ----------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


                                    BY: /s/ Edward V. Williams
                                        ----------------------------
                                        Edward V. Williams
                                        Chief Financial Officer

                                        Dated:   May 18, 1998

                                   11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Exhibit Index

      Exhibit                                                       Page No.
      -------                                                       --------

27.   Financial Data Schedule                                           -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                        13




                                   12 of 13