Form 10QSB
period 1998-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1998-08-13
CIK 356141

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

                                    1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)
                                                        June 30,    December 31,
(In Thousands, Except Unit Data)                          1998         1997
                                                        -------      -------
Assets
------

Cash and cash equivalents                               $ 1,426      $ 2,817
Escrow deposits                                             171          177
Other assets                                                161          115
Real estate (net of accumulated deprecation
   of $3,314 in 1998 and $3,207 in 1997)                  2,405        2,450
                                                        -------      -------

     Total Assets                                       $ 4,163      $ 5,559
                                                        =======      =======

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                   $   250      $   290
Distribution payable                                         26        1,452
Due to affiliate                                            501          501
Mortgage payable                                          2,173        2,183
                                                        -------      -------

     Total Liabilities                                    2,950        4,426
                                                        -------      -------

Minority interest                                            25           25
                                                        -------      -------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units                         2,178        2,102
General Partners' deficit                                  (990)        (994)
                                                        -------      -------

         Total Partners' Capital                          1,188        1,108
                                                        -------      -------

         Total Liabilities and Partners' Capital        $ 4,163      $ 5,559
                                                        =======      =======


                See notes to consolidated financial statements.

                                    2 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                          For the Three Months Ended    For the Six Months Ended
                                                                             June 30,      June 30,      June 30,      June 30,
                                                                               1998          1997          1998          1997
                                                                              ------        ------        ------        ------
Income:

   Rental income                                                              $  184        $  214        $  464        $  426
   Income from Local Limited Partnership cash distributions                      179           168           233           190
   Interest income                                                                13            15            29            35
   Other income                                                                    5             5             9            11
                                                                              ------        ------        ------        ------

     Total income                                                                381           402           735           662
                                                                              ------        ------        ------        ------

Expenses:

   General and administrative                                                     35            41            55            65
   Operating                                                                     157           116           270           221
   Depreciation                                                                   54            51           107           102
   Interest                                                                       49            50            99            88
   Management fees                                                                37            36            71            69
                                                                              ------        ------        ------        ------

     Total expenses                                                              332           294           602           545
                                                                              ------        ------        ------        ------

Net income before minority interest and extraordinary item                        49           108           133           117

Minority interest                                                                  1           --            --            --
                                                                              ------        ------        ------        ------

Income before extraordinary item                                                  50           108           133           117

Extraordinary gain on extinguishment of debt                                     --            --            --          2,522
                                                                              ------        ------        ------        ------

Net income                                                                    $   50        $  108        $  133        $2,639
                                                                              ======        ======        ======        ======

Net income allocated to General Partners                                      $    3        $    5        $    7        $  132
                                                                              ======        ======        ======        ======

Net income allocated to Limited Partners                                      $   47        $  103        $  126        $2,507
                                                                              ======        ======        ======        ======

Net income per Unit of Limited Partnership interest:

   Income before extraordinary item                                           $ 1.88        $ 4.12          5.04          4.44
   Extraordinary gain                                                            --            --            --          95.80
                                                                              ------        ------        ------        ------

   Net income                                                                 $ 1.88        $ 4.12        $ 5.04        $100.24
                                                                              ======        ======        ======        ======

Distributions per Unit of Limited Partnership Interest                        $ 1.00        $ 2.00        $ 2.00        $ 4.00
                                                                              ======        ======        ======        ======

               See notes to consolidated financial statements.

                                   3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Consolidated Statement of Changes in Partners' Capital (Unaudited)

                                   Units of
(In Thousands, Except Unit Data)   Limited     General     Limited
                                   Partnership Partners'   Partners'   Total
                                   Interest    Deficit     Capital     Capital
                                   -------     -------     -------     -------
Balance - January 1, 1998           25,010     $  (994)    $ 2,102     $ 1,108

   Net income                                        7         126         133
   Distributions                                    (3)        (50)        (53)
                                   -------     -------     -------     -------

Balance - June 30, 1998             25,010     $  (990)    $ 2,178     $ 1,188
                                   =======     =======     =======     =======


                See notes to consolidated financial statements.

                                    4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


Consolidated Statements of Cash Flows (Unaudited)       For the Six Months Ended
                                                           June 30,   June 30,
(In Thousands)                                               1998       1997
                                                           -------    -------
Cash Flows from Operating Activities:

Net income                                                 $   133    $ 2,639
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                              107        102
     Amortization                                                4          4
     Extraordinary gain on extinguishment of debt             --       (2,522)

     Changes in assets and liabilities:
         Decrease in escrow deposits                            32        623
         Increase in other assets                              (50)       (10)
         Decrease in accounts payable and
            accrued expenses                                   (40)       (46)
                                                           -------    -------

     Net cash provided by operating activities                 186        790
                                                           -------    -------

Cash Flows From Investing Activities:

     Deposits to replacement reserve                           (26)       (23)
     Property improvements                                     (62)       (36)
                                                           -------    -------

     Cash used in investing activities                         (88)       (59)
                                                           -------    -------

Cash Flows From Financing Activities:

     Loan proceeds                                            --        2,200
     Satisfaction of mortgage payable                         --       (4,148)
     Mortgage principal payments                               (10)        (5)
     Cash distributions                                     (1,479)      (105)
     Deferred loan costs                                      --          (77)
                                                           -------    -------

     Net cash used in financing activities                  (1,489)    (2,135)
                                                           -------    -------

Net decrease in cash and cash equivalents                   (1,391)    (1,404)

Cash and cash equivalents, beginning of period               2,817      2,732
                                                           -------    -------

Cash and cash equivalents, end of period                   $ 1,426    $ 1,328
                                                           =======    =======

Supplemental Disclosure of Cash Flow Information

     Interest paid in cash                                 $    95    $    84
                                                           =======    =======

Supplemental Disclosure of Non-Cash Financing Activities

     Accrued Distributions to Partners                     $    26    $    53
                                                           =======    =======


                See notes to consolidated financial statements.

                                    5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

     The results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Consolidation

     The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Southwest Parkway. All significant intercompany transactions and balances have been eliminated. Prior to January 1, 1997, Southwest Parkway was a Local Limited Partnership accounted for under the equity method.


                                    6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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

     Liquidity and Capital Resources

     As of June 30, 1998, the Partnership retained an equity interest in seven Local Limited Partnerships owning nine apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership in January 1997 in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated since January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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


                                    7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Liquidity and Capital Resources (Continued)

     The level of liquidity based on cash and cash equivalents experienced a $1,391,000 decrease at June 30, 1998, as compared to December 31, 1997. The Partnership's $186,000 of cash provided by operating activities was significantly offset by $88,000 of cash used in investing activities and $1,489,000 of cash used in financing activities. Investing activities consisted of property improvements of $62,000 and deposits to replacement reserves of $26,000. Financing activities consisted of cash distributed to partners of $1,479,000 and mortgage principal payments of $10,000.

     For the six months ended June 30, 1998, Partnership distributions (paid or accrued) aggregated $50,000 ($2.00 per Unit) to its limited partners and $3,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and Southwest Parkway.

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


                                    8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

     The Partnership's net income for the six months ended June 30, 1998, was $133,000, as compared to net income of $2,639,000, for the six months ended June 30, 1997. Net income for 1997 includes a $2,522,000 extraordinary gain on extinguishment of debt from Southwest Parkway. Net income before the extraordinary item increased by $16,000 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The increase is due to an increase in income of $73,000, which was only partially offset by an increase in expenses of $57,000.

     Income increased for the six months ended June 30, 1998, as compared to 1997, primarily due to an increase in rental income of $38,000, at the Partnership's Southwest Parkway property and an increase in income from Local Limited Partnership cash distributions of $43,000. Income from Local Limited Partnership cash distributions increased primarily due to the receipt of a residual cash distribution of $32,000 from Westbury Springs, Ltd. The Partnership sold its interest in this Local Limited Partnership during 1997. The Partnership received $156,000 and $45,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively, during the six months ended June 30, 1998. During the six months ended June 30, 1997, the Partnership received cash distributions from the Local Limited Partnerships of $190,000 ($146,000 from Honeywood and $44,000 from Crofton Village). Expenses increased primarily due to an increase in operating expenses of $49,000, at the Partnership's Southwest Parkway property. All other items of income and expense remained relatively constant.


                                    9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                         PART - II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

          99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended June 30, 1998.


                                   10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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


                                         WINTHROP RESIDENTIAL ASSOCIATES II,
                                         A LIMITED PARTNERSHIP

                                    BY:  ONE WINTHROP PROPERTIES, INC.
                                         Managing General Partner

                                         BY: /s/ Michael L. Ashner
                                             --------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

                                         BY: /s/ Edward V. Williams
                                             --------------------------
                                             Edward V. Williams
                                             Chief Financial Officer

                                             Dated:   August 11, 1998


                                   11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


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