Form 10QSB
period 1998-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1998-11-13
CIK 356141

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------
                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                         -------------  ---------------

                        Commission file number 0-11063
                                               -------

           Winthrop Residential Associates II, A Limited Partnership
           ---------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Maryland                                    04-2742158
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

 Five Cambridge Center, Cambridge, MA                      02142-1493
---------------------------------------    ------------------------------------
(Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000
                                                          --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      ---------  ---------

                                    1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)


                                                                                  September 30,            December 31,
(In Thousands, Except Unit Data)                                                      1998                    1997
                                                                              ---------------------    --------------------
Assets
------

Cash and cash equivalents                                                     $              1,366     $             2,817
Escrow deposits                                                                                204                     177
Other assets                                                                                   132                     115
Real estate (net of accumulated depreciation
   of $3,367 in 1998 and $3,207 in 1997)                                                     2,436                   2,450
                                                                              ---------------------    --------------------

     Total Assets                                                             $              4,138     $             5,559
                                                                              =====================    ====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                                         $                212     $               290
Distribution payable                                                                            26                   1,452
Due to affiliate                                                                               501                     501
Mortgage payable                                                                             2,167                   2,183
                                                                              ---------------------    --------------------

     Total Liabilities                                                                       2,906                   4,426
                                                                              ---------------------    --------------------

Minority interest                                                                               25                      25
                                                                              ---------------------    --------------------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,010 Units                                                            2,196                   2,102
General Partners' deficit                                                                     (989)                   (994)
                                                                              ---------------------    --------------------

         Total Partners' Capital                                                             1,207                   1,108
                                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital                              $              4,138     $             5,559
                                                                              =====================    ====================

               See notes to consolidated financial statements.

                                    2 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
          ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)


                                                                      For the Three Months Ended  For the Nine Months Ended
                                                                     September 30, September 30, September 30, September 30,
                                                                        1998          1997           1998         997
                                                                    -------------  ------------  ----------  ------------
Income:

   Rental income                                                     $       228   $       232    $    692    $      658
   Income from Local Limited Partnership cash distributions                   33            23         266           213
   Interest income                                                            15            16          44            51
   Other income                                                                4             4          13            15
                                                                    -------------  ------------  ----------  ------------

     Total income                                                            280           275       1,015           937
                                                                    -------------  ------------  ----------  ------------

Expenses:

   General and administrative                                                 26            25          81            64
   Operating                                                                  69           120         339           367
   Depreciation                                                               53            52         160           154
   Interest                                                                   50            49         149           137
   Management fees                                                            37            41         108           110
                                                                    -------------  ------------  ----------  ------------

     Total expenses                                                          235           287         837           832
                                                                    -------------  ------------  ----------  ------------

Net income (loss) before extraordinary item                                   45           (12)        178           105

Extraordinary gain on extinguishment of debt                                  --            --          --         2,522
                                                                    -------------  ------------  ----------  ------------

Net income (loss)                                                   $         45   $       (12)  $     178   $     2,627
                                                                    =============  ============  ==========  ============

Net income (loss) allocated to General Partners                     $          2   $        (1)  $       9   $       131
                                                                    =============  ============  ==========  ============

Net income (loss) allocated to Limited Partners                     $         43   $       (11)  $     169   $     2,496
                                                                    =============  ============  ==========  ============

Net income (loss) per Unit of Limited Partnership interest:
   Income before extraordinary item                                 $       1.72   $      (.44)  $    6.76   $      4.00
   Extraordinary gain                                                         --            --          --         95.80
                                                                    -------------  ------------  ----------  ------------

   Net income (loss)                                                $       1.72   $      (.44)  $    6.76   $     99.80
                                                                    =============  ============  ==========  ============

Distributions per Unit of Limited Partnership Interest              $       1.00   $      2.00   $    3.00   $      6.00
                                                                    =============  ============  ==========  ============

               See notes to consolidated financial statements.

                                   3 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
          ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Consolidated Statement of Changes in Partners' Capital (Unaudited)


                                                  Units of
(In Thousands, Except Unit Data)                   Limited            General              Limited
                                                 Partnership         Partners'            Partners'               Total
                                                  Interest            Deficit              Capital               Capital
                                              ------------------ -------------------  -------------------  --------------------


Balance - January 1, 1998                                25,010  $             (994)  $            2,102   $             1,108

   Net income                                                                     9                  169                   178
   Distributions                                                                 (4)                 (75)                  (79)
                                              ------------------ -------------------  -------------------  --------------------

Balance - September 30, 1998                             25,010  $             (989)  $            2,196   $             1,207
                                              ================== ===================  ===================  ====================


                See notes to consolidated financial statements.

                                    4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------


Consolidated Statements of Cash Flows (Unaudited)                                      For the Nine Months Ended
                                                                                 September 30,            September 30,
(In Thousands)                                                                        1998                     1997
                                                                              ---------------------    --------------------

Cash Flows from Operating Activities:
Net income                                                                    $                178     $             2,627
Adjustments to reconcile net income to net cash
  provided by operating activities:

     Depreciation                                                                              160                     154
     Amortization                                                                                6                       6
     Extraordinary gain on extinguishment of debt                                               --                  (2,522)

     Changes in assets and liabilities:
         Decrease in escrow deposits                                                            13                     596
         Increase in other assets                                                              (23)                    (30)
         Decrease in accounts payable and
            accrued expenses                                                                   (78)                    (15)
                                                                              ---------------------    --------------------

     Net cash provided by operating activities                                                 256                     816
                                                                              ---------------------    --------------------

Cash Flows From Investing Activities:

     Deposits to replacement reserve                                                           (40)                    (35)
     Property improvements                                                                    (146)                    (49)
                                                                              ---------------------    --------------------

     Cash used in investing activities                                                        (186)                    (84)
                                                                              ---------------------    --------------------

Cash Flows From Financing Activities:

     Loan proceeds                                                                              --                   2,200
     Satisfaction of mortgage payable                                                           --                  (4,148)
     Mortgage principal payments                                                               (16)                    (11)
     Cash distributions                                                                     (1,505)                   (158)
     Deferred loan costs                                                                        --                     (82)
                                                                              ---------------------    --------------------

     Net cash used in financing activities                                                  (1,521)                 (2,199)
                                                                              ---------------------    --------------------

Net decrease in cash and cash equivalents                                                   (1,451)                 (1,467)

Cash and cash equivalents, beginning of period                                               2,817                   2,732
                                                                              ---------------------    --------------------

Cash and cash equivalents, end of period                                      $              1,366     $             1,265
                                                                              =====================    ====================

Supplemental Disclosure of Cash Flow Information

     Interest paid in cash                                                    $                143     $               131
                                                                              =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------
     Accrued Distributions to Partners                                        $                 26     $                53
                                                                              =====================    ====================




                See notes to consolidated financial statements.

                                    5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Certain amounts have been reclassified to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.       Consolidation

         The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Southwest Parkway. All significant intercompany transactions and balances have been eliminated. Prior to January 1, 1997, Southwest Parkway was a Local Limited Partnership accounted for under the equity method.

                                    6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2.        Management's Discussion and Analysis or Plan of Operation
               ---------------------------------------------------------

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

               Liquidity and Capital Resources
               -------------------------------

               As of September 30, 1998, the Partnership retained an equity interest in seven Local Limited Partnerships owning nine apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway"). An affiliate of the general partners of the Partnership is the general partner of Southwest Parkway. In conjunction with the substantial investment made by the Partnership in January 1997 in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated since January 1, 1997. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Southwest Parkway. The Partnership requires cash to pay the operating expenses of Southwest Parkway, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

                                    7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2.        Management's Discussion and Analysis or Plan of Operation
               ----------------------------------------------------------
               (Continued)
               -----------

               Liquidity and Capital Resources (Continued)
               -------------------------------------------

               The level of liquidity based on cash and cash equivalents experienced a $1,451,000 decrease at September 30, 1998, as compared to December 31, 1997. The Partnership's $256,000 of cash provided by operating activities was more than offset by $186,000 of cash used in investing activities and $1,521,000 of cash used in financing activities. Investing activities consisted of property improvements of $146,000 and deposits to replacement reserves of $40,000. Financing activities consisted of cash distributed to partners of $1,505,000 and mortgage principal payments of $16,000.

               For the nine months ended September 30, 1998, Partnership distributions (paid or accrued) aggregated $75,000 ($3.00 per Unit) to its limited partners and $4,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and Southwest Parkway.

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

               The Partnership agreed to invest an additional $176,000 to be used for capital improvements in the Local Limited Partnership owning Brookside Apartments ("Brookside"). Effective November 1, 1998, an affiliate of the general partner of the Partnership, WFC Realty, Inc., has been approved by the general partner of the Local Limited Partnership to assume responsibilities as general partner of Brookside. In addition, an affiliate of Coordinated Services of Valdosta, LLC, has been approved by the U.S. Department of Housing and Urban Development to assume management responsibilities of Brookside. As a result of the transfer of control of Brookside, the Partnership will consolidate the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method.

                                    8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2.        Management's Discussion and Analysis or Plan of Operation
               ---------------------------------------------------------

               Liquidity and Capital Resources (Continued)
               -------------------------------------------

               The Partnership is dependent upon Coordinated Services and the management agents of the Local Limited Partnerships for management and administrative services. Coordinated Services has completed an assessment and believes that their computer systems will function properly with respect to dates in the Year 2000 and thereafter (the "Year 2000 Issue"). The management agents of the Local Limited Partnerships are at various stages of completing an assessment of their computer systems. These Year 2000 costs, if any, are the responsibility of the individual management agents. The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

               Results of Operations
               ---------------------

               The Partnership's net income for the nine months ended September 30, 1998, was $178,000, as compared to net income of $2,627,000, for the nine months ended September 30, 1997. Net income for 1997 includes a $2,522,000 extraordinary gain on extinguishment of debt from Southwest Parkway. Net income before the extraordinary item increased by $73,000 for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The increase is due to an increase in income of $78,000, which was only partially offset by an increase in expenses of $5,000.

               Income increased for the nine months ended September 30, 1998, as compared to 1997, primarily due to an increase in rental income of $34,000, at the Partnership's Southwest Parkway property and an increase in income from Local Limited Partnership cash distributions of $53,000. Income from Local Limited Partnership cash distributions increased primarily due to the receipt of a residual cash distribution of $32,000 from Westbury Springs, Ltd. The Partnership sold its interest in this Local Limited Partnership during 1997. The Partnership received $156,000 and $78,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively, during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership received cash distributions from the Local Limited Partnerships of $213,000 ($146,000 from Honeywood and $67,000 from Crofton Village). Expenses decreased by $10,000 at the Partnership's Southwest property primarily due to a decrease in operating expenses of $28,000 which was partially offset by an increase in interest expense of $12,000. General and administrative expenses increased by $17,000 due to an increase in certain professional services. All other items of income and expense remained relatively constant.

                                    9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------
                         PART - II - OTHER INFORMATION
                         -----------------------------

           Item 6 - Exhibits and Reports on Form 8-K
           -----------------------------------------

           (a)    Exhibits

                  27.    Financial Data Schedule

                  99.    Supplementary Information Required Pursuant to Section
                         9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                                  SIGNATURES
                                  ----------

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

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       -----------------------------------
                                       A LIMITED PARTNERSHIP

                              BY:     ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner

                                      BY: /s/ Michael L. Ashner
                                          -------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer

                                      BY: /s/ Edward V. Williams
                                          -------------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer

                                          Dated:   November 12, 1998

                                   11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

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