Form 10KSB
period 1998-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1999-04-14
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                                 Commission File
For the year ended December 31, 1998                             Number  0-11063
                   -----------------                                     -------

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                               04-2742158
----------------------                                --------------------------
(State of organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, Cambridge, Massachusetts                     02142
--------------------------------------------                   ---------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code: (617) 234-3000
                                                   --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,476,000.

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

         The general partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop"), and Linnaeus-Hawthorne Associates Limited Partnership ("Linnaeus-Hawthorne"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. One Winthrop is the Partnership's managing general partner. See "Employees" below.

         In late 1982 the Partnership sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). Capital contributions, net of selling commissions, sales and registration costs, were utilized to purchase interests in 10 Local Limited Partnerships and temporary short term investments.

         The Partnership invests as a limited partner in Local Limited Partnerships that own, operate and otherwise deal with apartment complexes with original financing insured by the U.S. Department of Housing and Urban Development ("HUD").

         Initially, the Partnership acquired equity interests ranging from 52.8% to 99% in ten Local Limited Partnerships, owning 12 properties, for an aggregate investment, including capitalizable and noncapitalizable fees and expenses, of approximately $21,669,334. One of the Partnership's properties was sold in 1986 and a second in 1997. See "Item 2, Description of Properties" for information relating to these properties.

         In November 1997, the Partnership sold its interest in Westbury Springs, L.P., a Local Limited Partnership, to an affiliate of the general partner of the Local Limited Partnership for $1,447,000. As a result of the Partnership's investment account having a zero balance at the date of sale, the Partnership recognized a gain on sale of $1,447,000. The Partnership distributed these proceeds during the first quarter of 1998.

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

         In March 1987, the Local Limited Partnership owning Southwest Parkway defaulted on its mortgage. Over time, the Local Limited Partnership submitted various proposals to HUD to cure the mortgage default, all of which had been rejected. The Partnership was notified that this mortgage would be included in an auction. In August 1996, the Local Limited Partnership owning Southwest Parkway Apartments ("Southwest Parkway"), in an effort to avoid a foreclosure of the property, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 1996, Southwest Parkway filed its Bankruptcy Plan which was confirmed by the Bankruptcy Court in January 1997. The plan included the payment to the lender of $4,100,000 as full satisfaction of the outstanding indebtedness. In order to effect this transaction, the Partnership invested an additional $1,799,000 in Southwest Parkway as a capital contribution and Southwest Parkway obtained a new first mortgage loan in the amount of $2,200,000. As a result of this transaction, the Partnership recognized an extraordinary gain of $2,522,000 on extinguishment of debt in 1997. See "Item 2, Description of Properties" for information with respect to the origination of funds used to satisfy the outstanding indebtedness.

Employees

         The Partnership does not have any employees. Until December 16, 1997, Services were performed for the Partnership by the Managing General Partner, and agents retained by it, including Winthrop Management, an affiliate of the Managing General Partner. On October 28, 1997, affiliates of the Managing General Partner and Insignia Financial Group, Inc. ("Insignia") entered into an agreement pursuant to which, among other things, an affiliate of Insignia was to be retained as the property manager at the Local Limited Partnership properties then managed by Winthrop Management. This transfer of property management was subject to certain conditions including HUD approval. As of March 1, 1998, HUD approval had been obtained with respect to Southwest Parkway. The remaining Local Limited Partnerships properties are managed by the Local Limited Partnerships' respective general partners. Insignia subsequently merged with and into Apartment Investment and Management Company.

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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1999:

                                                         Date                 Number
                                                         of                    of
Property Name              Location                  Acquisition(1)           Units
-------------              ---------                 --------------           ------
Whisper Lake               Orlando, FL               2/24/82                   400
 Apartments

Sanford Landing            Sanford, FL               4/06/82                   264
 Apartments

Honeywood
   Apartments              Roanoke, VA               1/05/83                   300

Brookside
   Apartments(2)           Sylacauga, AL             4/20/82                    80

Southwest Parkway          Wichita Falls, TX         6/22/82                   200
 Apartments (3)

Wedgewood Creek            Gurnee, IL                6/24/82                   198
 Apartments

Mountain Vista I           Albuquerque, NM          10/28/82                   124

Mountain Vista II          Albuquerque, NM          10/28/82                    96

Cibola Village             Albuquerque, NM          10/28/82                   128
 Apartments

Crofton Village            Crofton, MD              10/04/82                   258
 Apartments



--------------------

(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership
(2)  Consolidated effective November 1, 1998
(3)  Consolidated effective January 1, 1997.

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                    Principal                                         Principal
                    Balance at                                        Balance
                    December 31,   Interest     Period     Maturity   Due at
Property               1998          Rate      Amortized    Date      Maturity
--------               ----          ----      ---------    ----      ---------

Whisper Lake       $11,745,000      7.675%     40 years     4/1/2024         (1)
Sanford Landing      9,299,000      8.75%      40 years     6/1/2024         (1)
Honeywood            5,607,000      7.5%       40 years    12/1/2019         (1)
Brookside            1,384,000      7.5%       40 years     2/1/2023         (1)
Southwest Parkway    2,162,000      8.75%    27.5 years     2/1/2007  $1,898,000
Wedgewood Creek      8,793,000      7.5%       40 years     8/1/2024         (1)
Mountain Vista I     1,830,000      7.5%       38 years    10/1/2018         (1)
Mountain Vista II    1,945,000      7.5%       38 years     5/1/2020         (1)
Cibola Village       1,841,000      7.5%       37 years     2/1/2019         (1)
Crofton Village      9,410,000      8.2%       38 years     9/1/2006         (1)

(1)  Loan at maturity is fully amortized.

         In connection with the Bankruptcy of the Local Limited Partnership which owns Southwest Parkway Apartments, on January 27, 1997 the Local Limited Partnership obtained a new first mortgage loan in the principal amount of $2,200,000. The loan bears interest at a rate of 8.75%, is amortized over a 27.5 year period and matures on February 1, 2007. The Local Limited Partnership paid approximately $100,000 in transactional costs.

         In order to obtain the remaining $2,000,000 needed by the Local Limited Partnership to satisfy the then existing debt on the property pursuant to the Bankruptcy Plan, the Partnership made a capital contribution of approximately $1,799,000 and the balance was funded from the Local Limited Partnership's cash reserves.

         The following table sets forth the Partnership's ownership interest in each of the Local Limited Partnerships:

Apartment Complexes Owned by
The Local Limited Partnerships              Ownership Interest
------------------------------              ------------------
Whisper Lake Apartments                           99%
Sanford Landing Apartments                        98%
Honeywood Apartments                              95%
Brookside Apartments                              99%
Southwest Parkway Apartments                      97%
Wedgewood Creek Apartments                        99%
Mountain Vista I                                  90%
Mountain Vista II                                 90%
Cibola Village Apartments                         90%
Crofton Village Apartments                        44%

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                                      Average Monthly
                                      Average Monthly                      Rental
                                       Occupancy Rate                  Rate per Unit

           Property                  1998          1997              1998            1997
           --------                  ----          ----              ----            ----
Whisper Lake                          96%           94%              $649            $588
Sanford Landing                       96%           95%              $585            $523
Honeywood                             97%           98%              $519            $516
Brookside                             94%           89%              $300            $332
Southwest Parkway                     95%           90%              $445            $411
Wedgewood Creek                       96%           93%              $749            $737
Mountain Vista I                      80%           83%              $555            $573
Mountain Vista II                     86%           88%              $555            $587
Cibola Village                        90%           89%              $509            $507
Crofton Village                       98%           92%              $727            $691


      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1998 (in thousands):

          Property                  Gross                                                                   Federal
                                   Carrying           Accumulated                                             Tax
                                    Value             Depreciation             Rate           Method         Basis
                                   --------           ------------             ----           ------         ------
Whisper Lake                       $14,250              $8,408              10-25 yrs.          S/L         $1,107
Sanford Landing                      9,043               5,462               7-25 yrs.          S/L            460
Honeywood                            6,154               3,786               5-30 yrs.          S/L            599
Brookside                            1,812               1,212              10-25 yrs.          S/L             55
Southwest Parkway                    5,834               3,432              10-25 yrs.          S/L            677
Wedgewood Creek                     11,155               6,527              10-25 yrs.          S/L            890
Mountain Vista I                     3,288               1,936             5-27.5 yrs.          S/L             (1)
Mountain Vista II                    2,984               1,759             5-27.5 yrs.          S/L             (1)
Cibola Village                       3,105               1,760             5-27.5 yrs.          S/L             (1)
Crofton Village                     10,462               6,185              10-25 yrs.          S/L          1,379



(1) The Partnership's aggregate Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village is $1,405.

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

         As of March 1, 1999, there were 2,582 holders of 25,010 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 1998 and 1997, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $100,000 and $1,601,000.

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

Liquidity and Capital Resources

         As of December 31, 1998, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. In conjunction with a substantial investment made by the Partnership in January 1997 in Southwest Parkway (which had been accounted for as another Local Limited Partnership under the equity method), the financial statements of the Partnership and Southwest Parkway have been consolidated since January 1, 1997. Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 to be used for capital improvements in Brookside. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the

Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from the Subsidiaries and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships.

         The level of liquidity based on cash and cash equivalents experienced a $1,513,000 decrease at December 31, 1998, as compared to December 31, 1997. The Partnerships $1,556,000 of cash used in financing activities and $400,000 of cash used in investing activities was partially offset by $443,000 of cash provided by operating activities. Cash used in financing activities included $1,531,000 of distributions to partners and $25,000 of mortgage principal payments. Cash used in investing activities included $178,000 of property improvements, $170,000 in deposits to escrow accounts, and $52,000 of additions to replacement reserves.

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership as provided in the Partnership Agreement. In addition, on November 1, 1998, an affiliate of Coordinated Services of Valdosta, LLC assumed management responsibilities of Brookside.

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

         For the year ended December 31, 1998, Partnership distributions (paid or accrued) aggregated $100,000 ($4.00 per unit) to its limited partners and $5,000 to the general partners. For the year ended December 31, 1997, Partnership distributions (paid or accrued) aggregated $1,601,000 ($64.01 per unit) to its limited partners and $9,000 to the general partners of which $1,447,000 related to the sale of the Partnership's interest in Westbury Springs. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its subsidiaries.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates and Coordinated Services for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by Coordinated Services, the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by Coordinated Services, the General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, neither Coordinated Services no the General Partner are aware of any external agent, including local general partners, with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, Coordinated Services and the General Partner have no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Results of Operations

         The Partnership's net income for the year ended December 31, 1998, was $226,000, as compared to net income of $4,157,000, for year ended December 31, 1997. Net income for 1997 includes a $2,522,000 extraordinary gain on extinguishment of debt from Southwest Parkway and a gain of $1,447,000 on the sale of the Partnerships interest in Westbury Spring, LP., a Local Limited Partnership. Net income before the extraordinary item and gain on sale increased by $38,000 for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is due to an increase in income of $139,000 which was partially offset by an increase in expenses of $101,000.

         Income increased for the year ended December 31, 1998, as compared to 1997, due to an increase in rental income of $55,000 at the Partnership's Southwest Parkway property, the addition of rental income of $48,000 from the consolidation of the Partnership's Brookside property and an increase in income from Local Limited Partnership cash distributions of $56,000. The Partnership received $263,000 and $111,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively, during the year ended December 31, 1998. In addition, the Partnership received a residual cash distribution of $32,000 from Westbury Springs, Ltd. The Partnership sold its interest in this Local Limited Partnership during 1997. During the year ended December 31, 1997, the Partnership received cash distributions from the Local Limited Partnerships of $350,000 ($261,000 from Honeywood and $89,000 from Crofton Village). Expenses increased due to various increases in operating, administrative, interest and depreciation expenses. The increases were primarily due to additional expenses of the Partnership's Brookside property, which was consolidated effective November 1, 1998.

Item 7. Financial Statements

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                           Page

Independent Auditors' Report...............................................F - 2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997...............F - 3

Consolidated Statements of Income for the Years Ended
     December 31, 1998 and 1997............................................F - 4

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 1998 and 1997............................................F - 5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997............................................F - 6

Notes to Consolidated Financial Statements.................................F - 7

                          Independent Auditors' Report

To the Partners
Winthrop Residential Associates II, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                         Certified Public Accountants

New York, New York
March 26, 1999

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                                                   DECEMBER 31,
                                                                                   ---------------------------------------------
                                                                                          1998                     1997
                                                                                   --------------------    ---------------------
ASSETS

Cash and cash equivalents                                                          $             1,304      $             2,817
Escrow deposits                                                                                    457                      177
Other assets                                                                                       172                      115
Real estate, net                                                                                 3,003                    2,450
                                                                                   --------------------    ---------------------

      Total Assets                                                                 $             4,936      $             5,559
                                                                                   ====================    =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable, accrued expenses and other liabilities                           $               377      $               290
Distribution payable                                                                                26                    1,452
Loan payable - affiliate                                                                           501                      501
Mortgage notes payable                                                                           3,546                    2,183
                                                                                   --------------------    ---------------------
      Total Liabilities                                                                          4,450                    4,426
                                                                                   --------------------    ---------------------
Minority interest                                                                                   25                       25
                                                                                   --------------------    ---------------------
Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,010
      units authorized, issued and outstanding                                                   1,487                    2,102
General Partners' deficit                                                                       (1,026)                    (994)
                                                                                   --------------------    ---------------------
      Total Partners' Capital                                                                      461                    1,108
                                                                                   --------------------    ---------------------
      Total Liabilities and Partners' Capital                                      $             4,936      $             5,559
                                                                                   ====================    =====================






                See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------------------
                                                                                          1998                     1997
                                                                                   --------------------    ---------------------
Income:

Rental income                                                                      $               989      $               886
Income from Local Limited Partnership cash distributions                                           406                      350
Interest income                                                                                     60                       74
Other income                                                                                        21                       27
Gain on sale of interest in Local Limited Partnership                                                -                    1,447
                                                                                   --------------------    ---------------------
      Total income                                                                               1,476                    2,784
                                                                                   --------------------    ---------------------

Expenses:

General and Administrative                                                                         112                       90
Operating                                                                                          540                      489
Depreciation                                                                                       235                      214
Interest                                                                                           216                      185
Management fees                                                                                    147                      146
                                                                                   --------------------    ---------------------
      Total expenses                                                                             1,250                    1,124
                                                                                   --------------------    ---------------------

Net income before minority interest and
      extraordinary item                                                                           226                    1,660

Minority interest                                                                                    -                      (25)
                                                                                   --------------------    ---------------------
Income before extraordinary item                                                                   226                    1,635

Extraordinary gain on extinguishment of debt                                                         -                    2,522
                                                                                   --------------------    ---------------------

Net income                                                                         $               226      $             4,157
                                                                                   ====================    =====================
Net income allocated to General Partners                                           $                11      $               150
                                                                                   ====================    =====================
Net income allocated to Limited Partners                                           $               215      $             4,007
                                                                                   ====================    =====================
Net income per Unit of Limited Partnership interest:
      Income before extraordinary item                                             $              8.60    $               64.42
      Extraordinary gain                                                                             -                    95.80
                                                                                   --------------------    ---------------------
      Net income                                                                   $              8.60     $             160.22
                                                                                   ====================    =====================
Distributions per Unit of Limited Partnership Interest                             $              4.00     $              64.01
                                                                                   ====================    =====================


                See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                        (In Thousands, Except Unit Data)

                                                        Units of
                                                         Limited           Limited           General
                                                       Partnership        Partners'         Partners'             Total
                                                         Interest          Capital           Deficit             Capital
                                                    ----------------   ----------------   ---------------    ----------------

Balance - January 1, 1997                                    25,010    $         3,898    $         (914)    $         2,984

     Adjustment due to consolidation                                            (4,202)             (221)             (4,423)
     Net income                                                                  4,007               150               4,157
     Distributions                                                              (1,601)               (9)             (1,610)
                                                    ----------------   ----------------   ---------------    ----------------

Balance - December 31, 1997                                  25,010              2,102              (994)              1,108

     Adjustment due to consolidation                                              (730)              (38)               (768)
     Net income                                                                    215                11                 226
     Distributions                                                                (100)               (5)               (105)
                                                    ----------------   ----------------   ---------------    ----------------

Balance - December 31, 1998                                  25,010    $         1,487    $       (1,026)    $           461
                                                    ================   ================   ===============    ================



                See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                       1998                     1997
                                                                               ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                     $                226     $              4,157
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                              235                      214
      Amortization                                                                                8                        7
      Extraordinary gain on extinguishment of debt                                                -                   (2,522)
      Gain on sale of interest in Local Limited Partnership                                       -                   (1,447)
      Minority interest in joint ventures' operations                                             -                       25
      Adjustment to consolidate Local Limited Partnership                                        19                        -

      Changes in assets and liabilities:
         Increase in other assets                                                                (4)                      (9)
         Increase (decrease) in accounts payable and accrued expenses                           (41)                       4
                                                                               ---------------------    ---------------------
      Net cash provided by operating activities                                                 443                      429
                                                                               ---------------------    ---------------------

Cash Flows From Investing Activities:

      Proceeds from sale of interest in Local Limited Partnership                                 -                    1,447
      Deposits to replacement reserve                                                           (52)                     (46)
      Escrow deposits                                                                          (170)                     569
      Property improvements                                                                    (178)                     (56)
                                                                               ---------------------    ---------------------
      Net cash (used in) provided by investing activities                                      (400)                   1,914
                                                                               ---------------------    ---------------------

Cash Flows From Financing Activities:

      Loan proceeds                                                                               -                    2,200
      Satisfaction of mortgage payable                                                            -                   (4,148)
      Mortgage principal payments                                                               (25)                     (17)
      Distributions to partners                                                              (1,531)                    (211)
      Deferred loan costs                                                                         -                      (82)
                                                                               ---------------------    ---------------------
      Net cash used in financing activities                                                  (1,556)                  (2,258)
                                                                               ---------------------    ---------------------

Net (decrease) increase in cash and cash equivalents                                         (1,513)                      85

Cash and cash equivalents, beginning of period                                                2,817                    2,732
                                                                               ---------------------    ---------------------

Cash and cash equivalents, end of period                                       $              1,304     $              2,817
                                                                               =====================    =====================

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                                     $                207     $                163
                                                                               =====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities
      Accrued Distributions to Partners                                        $                 26     $              1,452
                                                                               =====================    =====================



See Notes 1 and 7, with respect to consolidation of Local Limited Partnerships in 1998 and 1997.


                See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

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

         Consolidation

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. Losses of subsidiaries have not been allocated to its minority interests since there is no obligation on the part of the minority partners to fund such losses.

         Southwest Parkway was consolidated effective January 1, 1997, in connection with a significant new capital contribution by the Partnership and a substantive transfer of control to an affiliate of the Partnership's general partners. Brookside was consolidated effective November 1, 1998, when an affiliate of the general partners of the Partnership assumed control as general partner of Brookside.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Real Estate

         Real estate is stated at cost, less accumulated depreciation. The Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

         Depreciation

         Depreciation is computed using the straight-line method over estimated useful lives of 15 to 25 years for buildings and improvements and 5 to 10 years for personal property.

         Loan Costs

         At December 31, 1998 and 1997, loan costs of $172,000 and $82,000, respectively, are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loan. Accumulated amortization totaled $64,000 and $7,000, at December 31, 1998 and 1997, respectively.

         Investments in Local Limited Partnerships

         The Partnership accounts for its investment in six of the Local Limited Partnerships using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships, amortization of investment costs and costs in excess of initial basis are not recognized to the extent that the investment balance would become negative, since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

         Net Income Per Limited Partnership Unit

         Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,010 units outstanding.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

         Concentration of Credit Risk

         Principally all of the Partnership's cash and cash equivalents consist of certificates of deposit held by banks with original maturity dates of three months or less.

         Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, residential real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Reclassification

         Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

3.       TRANSACTIONS WITH RELATED PARTIES (Continued)

         WP Management is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commenced at the closing of each Local Limited Partnership's permanent loan. The minimum fee is $100,000 per annum. For the year ended December 31, 1997, WP Management earned $100,000 for managing the Partnership's investments in the Local Limited Partnerships.

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the Partnership Agreement. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $100,000 for the year ended December 31, 1998. Coordinated Services is affiliated with the management agent of Brookside. For the year ended December 31, 1998, the management agent received management and other fees of approximately $31,000.

         Affiliates of the Managing General Partner were paid management fees, based on 5% of the gross receipts of the property, of approximately $45,000 and $46,000 during 1998 and 1997, respectively. As of December 31, 1998 and 1997, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing. An affiliate of the Managing General Partner received a fee of approximately $17,000, in connection with refinancing the Southwest Parkway debt in 1997.

4.       REAL ESTATE


         Real estate is comprised of the following:                           December 31,
                                                              --------------------------------------------
                                                                     1998                       1997
                                                              ------------------          ----------------
                  Land                                        $          318,000          $        263,000
                  Buildings, Improvements and
                     Personal Property                                 7,329,000                 5,394,000
                                                              ------------------          ----------------
                                                                       7,647,000                 5,657,000
                  Accumulated Depreciation                            (4,644,000)               (3,207,000)
                                                              -------------------         -----------------
                                                              $        3,003,000          $      2,450,000
                                                              ==================          ================

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

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

6.       MORTGAGE NOTES PAYABLE

         In January 1997, Southwest Parkway obtained a new first mortgage in the amount of $2,200,000. The mortgage has a current balance of $2,162,000 bears interest at 8.75%, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007, with a balloon payment of approximately $1,898,000, and is secured by the deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements. Total capitalized loan costs were approximately $82,000. In connection with the discounted payoff of the old mortgage, the Partnership recognized an extraordinary gain of $2,522,000 on the extinguishment of debt in 1997.

         The mortgage encumbering Brookside in the amount of $1,384,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7 1/2%, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         The estimated fair value of the Partnership's debt approximates its carrying amount.

         Principal payments on the mortgage notes are due as follows:

                             1999                           $           45,000
                             2000                                       49,000
                             2001                                       53,000
                             2002                                       57,000
                             2003                                       61,000
                          Thereafter                                 3,281,000

                                                            -------------------
                                                            $        3,546,000
                                                            ===================

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

7.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

         As of December 31, 1998, the Partnership's equity interests in six Local Limited Partnerships is summarized, as follows:


          Local Limited Partnership                                                                          Percentage Ownership
          -----------------------------------------------------------------------------------------       -------------------------

          Whisper Lake, Ltd. (Whisper Lake Apartments)                                                                99
          Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)                                               98
          Honeywood Associates (Honeywood Apartments)                                                                 95
          Wedgewood Creek Limited Partnership (Wedgewood Creek Apartments)                                            99
          First Investment Limited Partnership IX (Mountain Vista I,                                                  90
             Mountain Vista II and Cibola Village Apartments)
          Crofton Village Limited Partnership (Crofton Village Apartments)                                            44



         In addition, the Partnership holds a 97% limited partnership interest in Southwest Parkway, which was accounted for under the equity method prior to January 1997, and a 99% limited partnership interest in Brookside, which was accounted for under the equity method prior to November 1998. Southwest Parkway currently has a housing assistance contract with the Federal Housing Administration which accounts for approximately 31% of rental revenue. This contract expires on June 30, 1999.

         Southwest Parkway, in an effort to avoid foreclosure and retain control of the property, filed for protection under Chapter 11 of the United States Bankruptcy Code during 1996. Southwest Parkway negotiated an agreement for a settlement with its lender that was approved by the Bankruptcy Court as part of the confirmation of the plan of reorganization in January 1997. The agreement, which was closed in January 1997, allowed Southwest Parkway to purchase its debt for $4,100,000 and retain ownership of the property. In conjunction with the purchase of the debt, the Partnership invested approximately $1,799,000 in Southwest Parkway as a capital contribution. Southwest Parkway obtained a new first mortgage in the amount of $2,200,000 and recognized an extraordinary gain of $2,522,000 on the extinguishment of debt.

         Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. In addition, an affiliate of Coordinated Services of Valdosta, LLC assumed management responsibilities of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 to be used for capital improvements in Brookside.

         As of December 31, 1998, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships that own eight apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling $50,470,000 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

7.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                                              DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                     1998                     1997
                                                                              --------------------    ---------------------
      ASSETS

      Real estate, at cost:
         Land                                                                 $             4,025     $              4,079
         Buildings, net of accumulated depreciation
           of $35,823 and $34,679 in 1998
           and 1997, respectively                                                          20,594                   23,291
         Cash and cash equivalents                                                          1,138                    1,095
         Other assets, net of accumulated amortization
           of $1,519 and $1,517 in 1998 and
           1997, respectively                                                               3,380                    3,772
                                                                              --------------------    ---------------------
         Total Assets                                                         $            29,137     $             32,237
                                                                              ====================    =====================

         LIABILITIES AND PARTNERS' DEFICIT

         Liabilities:
           Notes payable                                                      $             2,012     $              2,428
           Loans payable                                                                      473                      473
           Mortgage notes payable                                                          50,470                   52,488
           Accounts payable and accrued expenses                                            2,465                    2,489
                                                                              --------------------    ---------------------
           Total Liabilities                                                               55,420                   57,878
                                                                              --------------------    ---------------------
         Partners' Deficit:
           Winthrop Residential Associates II                                             (23,869)                 (23,268)
           Other partners                                                                  (2,414)                  (2,373)
                                                                              --------------------    ---------------------
           Total Deficit                                                                  (26,283)                 (25,641)
                                                                              --------------------    ---------------------
         Total Liabilities and Partners' Deficit                              $            29,137     $             32,237
                                                                              ====================    =====================


            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

7.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                     1998                     1997
                                                                              --------------------    ---------------------
         Income:
           Rental income                                                      $            12,121     $             12,882
           Other income                                                                       580                      511
                                                                              --------------------    ---------------------
           Total Income                                                                    12,701                   13,393
                                                                              --------------------    ---------------------

         Expenses:
           Interest                                                                         4,061                    4,427
           Depreciation and amortization                                                    2,418                    2,616
           Taxes and insurance                                                              1,271                    1,318
           Other operating expenses                                                         5,828                    5,728
                                                                              --------------------    ---------------------
           Total Expenses                                                                  13,578                   14,089
                                                                              --------------------    ---------------------
         Net loss                                                             $              (877)    $               (696)
                                                                              ====================    =====================
         Net loss allocated to
             Winthrop Residential Associates II                               $              (918)    $               (688)
                                                                              ====================    =====================
         Net income (loss) allocated to
             other partners                                                   $                41     $                 (8)
                                                                              ====================    =====================



            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

8.       PROFORMA FINANCIAL INFORMATION

         The following proforma condensed, consolidated balance sheet assumes that the Partnership, Southwest Parkway and Brookside were consolidated at December 31, 1997, and the proforma condensed, consolidated statements of operations assume that the Partnership, Southwest Parkway and Brookside were consolidated at January 1, 1997 (in thousands):

                                                                                    December 31,
                                                                                        1997
                                                                                 -------------------
          Cash                                                                   $            2,919
          Other assets, primarily real estate
                                                                                              3,517
                                                                                 -------------------
          Total assets                                                           $            6,436
                                                                                 ===================
          Liabilities, primarily mortgage notes payable                          $            4,619
          Distribution payable                                                                1,452
          Capital                                                                               365
                                                                                 -------------------
          Total liabilities and partners' capital                                $            6,436
                                                                                 ===================


                                                                                           Years Ended December 31,
                                                                                 ----------------------------------------------
                                                                                        1998                       1997
                                                                                 -------------------        -------------------
          Total revenue                                                          $            1,732         $            3,091
                                                                                 -------------------        -------------------
          Operating and other expenses                                                          946                        942
          Depreciation
                                                                                                290                        280
          Mortgage interest                                                                     295                        291
                                                                                 -------------------        -------------------
          Total expenses                                                                      1,531                      1,513
                                                                                 -------------------        -------------------
          Extraordinary gain on extinguishment of debt                                            -                      2,522
                                                                                 -------------------        -------------------
          Net income                                                             $              201         $            4,100
                                                                                 ===================        ===================



         The proforma results do not necessarily represent the results which would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future operations.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

9.       TAXABLE INCOME

         The Partnership's taxable income differs from net income for financial reporting purposes as follows (in thousands):

                                                                                          1998                      1997
                                                                                   -------------------       --------------------
         Net income for financial reporting purposes                               $              226        $             4,157

                  Differences in equity in Local Limited
                  Partnership's income/loss for financial
                  reporting and tax reporting purposes                                            510                      2,672

                  Income from Local Limited Partnership cash
                  distributions                                                                  (406)                      (350)
                                                                                   -------------------       --------------------

         Taxable income                                                            $              330        $             6,479
                                                                                   ===================       ====================



Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   --------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of

NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although approval of Linnaeus-Hawthorne is required as to all investments in Local Limited Partnerships and in connection with any votes or consents arising out of the ownership of a Local Limited Partnership interest.

         (b) Security ownership of management.

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 1998 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

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

Item 12.  Certain Relationships and Related Transactions.

         The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. WP Management Co., Inc. ("WP Management"), an affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus
(b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. For the year ended December 31, 1997, WP Management earned approximately $100,000.

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $5,304 and $9,214 of cash distributions in 1998 and 1997, respectively.

         For the year ended December 31, 1998, the Partnership allocated $6,188 of taxable income to the Managing General Partner and $10,314 to the Associate General Partner.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April 1999.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                         By: /s/ Michael L. Ashner
                                             ---------------------------
                                                 Michael Ashner
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name             Title                       Date
--------------             -----                       -----

/s/ Michael Ashner      Chief Executive            April 13, 1999
------------------      Officer and Director
Michael Ashner

/s/ Thomas Staples      Chief Financial Officer    April 13, 1999
------------------
Thomas Staples

                                INDEX TO EXHIBITS


     Exhibit
       No.                               Title of Document                              Page

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

         10.2     Service Agreement, dated December 16, 1997, by and between
                  First Winthrop Corporation, Winthrop Financial Co., Inc., WFC
                  Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop
                  Properties, Inc., Winthrop Metro Equities Corporation,
                  Winthrop Lisbon Realty, Inc. and Northwood Realty Co., Inc.
                  and Coordinated Services of Valdosta, LLC. (incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended December 31, 1998).

         16.      Letter from Arthur Andersen LLP dated September 19, 1996
                  (incorporated herein by reference to Registrant's Current
                  Report on Form 8-K dated September 19, 1996).

         27.      Financial Data Schedule

         99. Supplementary Information required pursuant to Section 9.4. of the Partnership Agreement