Form 10QSB
period 1999-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1999-05-17
CIK 356141

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-11063

     Winthrop Residential Associates II, A Limited Partnership
     (Exact name of small business issuer as specified in its charter)

              Maryland                              04-2742158
 ------------------------------------      ------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization               Identification No.)

  Five Cambridge Center, Cambridge,                 02142-1493
                 MA
 ------------------------------------      ------------------------------
   (Address of principal executive                  (Zip Code)
               office)

 Registrant's telephone number, including     (617) 234-3000
 area code                                 ------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                    1 of 13


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets (Unaudited)

                                                                March 31,      December 31,
(In Thousands, Except Unit Data)                                  1999             1998
                                                              --------------   --------------
Assets
Cash and cash equivalents                                     $       1,260    $       1,304
Escrow deposits                                                         448              457
Other assets                                                            244              172
Real estate, net of accumulated depreciation of
    $4,716 in 1999 and $4,644 in 1998                                 2,968            3,003
                                                              --------------   --------------

    Total Assets                                              $       4,920    $       4,936
                                                              ==============   ==============

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities                370              377
Distribution payable                                                     26               26
Loan payable - affiliate                                                501              501
Mortgage notes payable                                                3,535            3,546
                                                              --------------   --------------

    Total Liabilities                                                 4,432            4,450
                                                              --------------   --------------

Minority interest                                                        25               25
                                                              --------------   --------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding.                                1,489            1,487
General Partners' deficit                                            (1,026)          (1,026)
                                                              --------------   --------------

       Total Partners' Capital                                          463              461
                                                              --------------   --------------

       Total Liabilities and Partners' Capital                $       4,920    $       4,936
                                                              ==============   ==============


                See notes to consolidated financial statements.

                                    2 of 13


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999



Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                 For the Three     Months Ended
                                                                    March 31,        March 31,
                                                                       1999            1998
                                                                 --------------   --------------
Income:

   Rental income                                                 $         308    $         280
   Income from Local Limited Partnership cash distributions                 33               54
   Interest income                                                          12               16
   Other income                                                             12                4
                                                                 --------------   --------------
    Total income                                                           365              354
                                                                 --------------   --------------

Expenses:

   General and administrative                                               25               20
   Operating                                                               129              113
   Depreciation                                                             72               53
   Interest                                                                 71               50
   Management fees                                                          40               34
                                                                 --------------   --------------
    Total expenses                                                         337              270
                                                                 --------------   --------------
Net income before minority interest                                         28               84
Minority interest                                                            -               (1)
                                                                 --------------   --------------
Net income                                                       $          28    $          83
                                                                 ==============   ==============
Net income allocated to General Partners                         $           1    $           4
                                                                 ==============   ==============
Net income allocated to Limited Partners                         $          27    $          79
                                                                 ==============   ==============
Net income per Unit of Limited Partnership interest              $        1.08    $        3.16
                                                                 ==============   ==============
Distributions per Unit of Limited Partnership Interest           $        1.00    $        1.00
                                                                 ==============   ==============

                                    3 of 13


           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


Consolidated Statement of Changes in Partners' Capital (Unaudited)

                                      Units of
(In Thousands, Except Unit Data)       Limited        Limited       General         Total
                                     Partnership     Partners'      Partners'     Partners'
                                      Interest        Capital        Deficit       Capital


Balance - January 1, 1999               25,010      $   1,487      $   (1,026)     $    461

   Net income                                              27               1            28
   Distributions                                          (25)             (1)          (26)
                                       -------      ----------     -----------     ---------


Balance - March 31, 1999                25,010      $   1,489      $   (1,026)     $    463
                                       =======      =========      ===========     =========


                                    4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Consolidated Statements of Cash Flows (Unaudited)

                                                      For the Three     Months Ended
                                                        March 31,         March 31,
(In Thousands)                                             1999             1998
                                                      --------------   --------------
Cash Flows from Operating Activities:

Net income                                            $          28    $          83
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                 72               53
    Amortization                                                  2                2
    Minority interest in joint venture's operations               -                1

    Changes in assets and liabilities:
       Decrease in escrow deposits                               22               58
       Increase in other assets                                 (74)            (111)
       Decrease in accounts payable and
          accrued expenses                                       (7)             (77)
                                                      --------------   --------------

    Net cash provided by operating activities                    43                9
                                                      --------------   --------------

Cash Flows From Investing Activities:

    Deposits to replacement reserve                             (13)             (13)
    Property improvements                                       (37)             (21)
                                                      --------------   --------------

    Cash used in investing activities                           (50)             (34)
                                                      --------------   --------------

Cash Flows From Financing Activities:

    Mortgage principal payments                                 (11)              (5)
    Distributions to partners                                   (26)          (1,450)
                                                      --------------   --------------

    Cash used in financing activities                           (37)          (1,455)
                                                      --------------   --------------

Net decrease in cash and cash equivalents                       (44)          (1,480)

Cash and cash equivalents, beginning of period                1,304            2,817
                                                      --------------   --------------

Cash and cash equivalents, end of period              $       1,260    $       1,337
                                                      ==============   ==============

Supplemental Disclosure of Cash Flow Information

    Interest paid in cash                             $          69    $          48
                                                      ==============   ==============

Supplemental Disclosure of Non-Cash Financing
Activities

    Accrued Distributions to Partners                 $          26    $          26
                                                      ==============   ==============


                  See notes to consolidated financial statements.

                                    5 of 13

              WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

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




                                    6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


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

           Liquidity and Capital Resources

           As of March 31, 1999, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 in November 1998 to be used for capital improvements in Brookside. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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


                                    7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Item 2.    Management's Discussion and Analysis or Plan of Operation

           Liquidity and Capital Resources (Continued)

           The level of liquidity based on cash and cash equivalents experienced a $44,000 decrease at March 31, 1999, as compared to December 31, 1998. The Partnership's $43,000 of net cash provided by operating activities was more than offset by $50,000 of cash used in investing activities and $37,000 of cash used in financing activities. Cash used in investing activities included $37,000 of property improvements and $13,000 of additions to replacement reserves. Cash used in financing activities included $26,000 of distributions to partners and $11,000 of mortgage principal payments.

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

           For the three months ended March 31, 1999, the Partnership accrued distributions aggregating $25,000 ($1.00 per unit) to its limited partners and $1,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

           Year 2000

           The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates and Coordinated Services for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

           During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Partnership. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs


                                    8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Item 2.    Management's Discussion and Analysis or Plan of Operation

           Year 2000 (Continued)

           are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

           Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

           To date, neither Coordinated Services or the General Partner are aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

           Results of Operations

           Net income decreased by $55,000 for the three months ended March 31, 1999, as compared to the comparable period in 1998. The decrease is due to an increase in expenses of $66,000 which more than offset an increase in income of $11,000.

           Income increased for the three months ended March 31, 1999, as compared to the comparable period in 1998, primarily due to the addition of rental income of $70,000 from the consolidation of the Partnership's Brookside property which was offset by a decrease in rental income of $42,000 at the Partnership's Southwest Parkway property and a decrease in income from Local Limited Partnership cash distributions of $21,000. The Partnership received $33,000 of cash distributions from the Local Limited Partnership which owns the Crofton Village Apartments during the three months ended March 31, 1999. During the three months ended March 31, 1998, the Partnership received residual cash distributions of $32,000 from the Local Limited Partnership which owns Westbury Springs, Ltd., which was sold in 1997, and $22,000 from the Local Limited Partnership which owns Crofton Village Apartments. Expenses increased due to increases in operating, administrative, interest and depreciation expenses. The increases were primarily due to additional expenses of the Partnership's Brookside property, which was consolidated effective November 1, 1998.

                                    9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

                         PART - II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               27.  Financial Data Schedule

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended March 31, 1999.




                                    10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

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


                                             WINTHROP RESIDENTIAL ASSOCIATES II,
                                             A LIMITED PARTNERSHIP


                                       BY:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner



                                             BY: /s/ Michael L. Ashner
                                                 -------------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer



                                             BY: /s/ Thomas C. Staples
                                                 -------------------------------
                                                 Thomas C. Staples
                                                 Chief Financial Officer

                                                 Dated: May 14, 1999




                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Exhibit Index


    Exhibit                                                     Page No.

27. Financial Data Schedule                                         -

99. Supplementary Information Required Pursuant to
    Section 9.4 of the Partnership Agreement.                      13






                                    12 of 13

                                                                     Exhibit 99

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999




Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

         1. Statement of Cash Available for Distribution for the three months ended March 31, 1999:

            Net   Income                                             $  28,000
            Add:  Depreciation                                          72,000
                  Amortization                                           2,000
            Less: Cash to reserves                                     (76,000)
                                                                     ----------

               Cash Available for Distribution                       $  26,000
                                                                     =========

               Distributions allocated to General Partners           $   1,000
                                                                     =========

               Distributions allocated to Limited Partners           $  25,000
                                                                     =========


         2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the three months ended March 31, 1999:


  Entity Receiving                         Form of
    Compensation                         Compensation                    Amount
------------------        -------------------------------------------- ---------
General Partners          Interest in Cash Available for Distribution  $  1,000

WFC Realty Co., Inc.      Interest in Cash Available for Distribution  $      5
(Initial Limited Partner)






                                    13 of 13