Form 10QSB
period 1999-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1999-08-16
CIK 356141

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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
      (Exact name of small business issuer as specified in its charter)

          Maryland                                      04-2742158
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 Five Cambridge Center, Cambridge, MA                     02142-1493
---------------------------------------               ------------------
(Address of principal executive office)                   (Zip Code)

    Registrant's telephone number, including area code     (617) 234-3000
                                                           --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No_____



                                   1 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)


                                                             June 30,   December 31,
(In Thousands, Except Unit Data)                               1999        1998
                                                             -------    ------------
Assets
------

Cash and cash equivalents                                    $ 1,195      $ 1,304
Escrow deposits                                                  321          457
Other assets                                                     225          172
Real estate, net of accumulated depreciation
   of $4,789 in 1999 and $4,644 in 1998                        3,083        3,003
                                                             -------      -------

      Total Assets                                           $ 4,824      $ 4,936
                                                             =======      =======

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities     $   317      $   377
Distribution payable                                              26           26
Loan payable - affiliate                                         501          501
Mortgage notes payable                                         3,525        3,546
                                                             -------      -------

      Total Liabilities                                        4,369        4,450
                                                             -------      -------

Minority interest                                                 23           25
                                                             -------      -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
    issued and outstanding                                     1,460        1,487
General Partners' deficit                                     (1,028)      (1,026)
                                                             -------      -------

         Total Partners' Capital                                 432          461
                                                             -------      -------

         Total Liabilities and Partners' Capital             $ 4,824      $ 4,936
                                                             =======      =======

                See notes to consolidated financial statements.

                                     2 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                               For the Three Months Ended   For the Six Months Ended
                                                                 June 30,       June 30,      June 30,      June 30,
                                                                   1999          1998           1999          1998
                                                               -----------    -----------   -----------   -----------
Income:
    Rental income                                              $       315    $       184   $       623   $       464
    Income from Local Limited Partnership cash distributions            34            179            67           233
    Interest income                                                     12             13            24            29
    Other income                                                         9              5            21             9
                                                               -----------    -----------   -----------   -----------
      Total income                                                     370            381           735           735
                                                               -----------    -----------   -----------   -----------

Expenses:
    General and administrative                                          27             35            52            55
    Operating                                                          154            157           283           270
    Depreciation                                                        73             54           145           107
    Interest                                                            79             49           150            99
    Management fees                                                     43             37            83            71
                                                               -----------    -----------   -----------   -----------
      Total expenses                                                   376            332           713           602
                                                               -----------    -----------   -----------   -----------

Net income (loss) before minority interest                              (6)            49            22           133

Minority interest                                                        2              1             2          --
                                                               -----------    -----------   -----------   -----------

Net income (loss)                                              $        (4)   $        50   $        24   $       133
                                                               ===========    ===========   ===========   ===========

Net income allocated to General Partners                       $      --      $         3   $         1   $         7
                                                               ===========    ===========   ===========   ===========

Net income (loss) allocated to Limited Partners                $        (4)   $        47   $        23   $       126
                                                               ===========    ===========   ===========   ===========

Net income (loss) per Unit of Limited Partnership Interest     $      (.16)   $      1.88   $       .92   $      5.04
                                                               ===========    ===========   ===========   ===========

Distributions per Unit of Limited Partnership Interest         $      1.00    $      1.00   $      2.00   $      2.00
                                                               ===========    ===========   ===========   ===========


                 See notes to consolidated financial statements.

                                     3 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                             Units of
                              Limited       Limited        General        Total
                            Partnership    Partners'      Partners'      Partners'
                             Interest       Capital        Deficit        Capital
                            -----------   -----------    -----------    -----------
Balance - January 1, 1999        25,010   $     1,487    $    (1,026)   $       461

    Net income                     --              23              1             24
    Distributions                  --             (50)            (3)           (53)
                            -----------   -----------    -----------    -----------

Balance - June 30, 1999          25,010   $     1,460    $    (1,028)   $       432
                            ===========   ===========    ===========    ===========

                See notes to consolidated financial statements.

                                     4 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1999
                            -------------------------


Consolidated Statements of Cash Flows (Unaudited)           For the Six Months Ended
                                                              June 30,        June 30,
(In Thousands)                                                 1999           1998
                                                           ------------    ------------

Cash Flows from Operating Activities:

Net income                                                 $         24    $        133
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                  145             107
      Amortization                                                    4               4
      Minority interest                                              (2)           --
      Changes in assets and liabilities:
         Decrease in escrow deposits                                163              32
         Increase in other assets                                   (57)            (50)
         Decrease in accounts payable and
            accrued expenses                                        (60)            (40)
                                                           ------------    ------------

      Net cash provided by operating activities                     217             186
                                                           ------------    ------------

Cash Flows From Investing Activities:
      Deposits to replacement reserve                               (27)            (26)
      Property improvements                                        (225)            (62)
                                                           ------------    ------------

      Cash used in investing activities                            (252)            (88)
                                                           ------------    ------------

Cash Flows From Financing Activities:
      Mortgage principal payments                                   (21)            (10)
      Distributions to partners                                     (53)         (1,479)
                                                           ------------    ------------

      Cash used in financing activities                             (74)         (1,489)
                                                           ------------    ------------

Net decrease in cash and cash equivalents                          (109)         (1,391)

Cash and cash equivalents, beginning of period                    1,304           2,817
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $      1,195    $      1,426
                                                           ============    ============

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                $        146    $         95
                                                           ============    ============

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued Distributions to Partners                    $         26    $         26
                                                           ============    ============


                See notes to consolidated financial statements.

                                     5 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

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

         The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

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

                                   6 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


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

                Liquidity and Capital Resources

                As of June 30, 1999, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 in November 1998 to be used for capital improvements in Brookside. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

                                   7 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


Item 2.         Management's Discussion and Analysis or Plan of Operation

                Liquidity and Capital Resources (Continued)

                The level of liquidity based on cash and cash equivalents experienced a $109,000 decrease at June 30, 1999, as compared to December 31, 1998. The Partnership's $217,000 of net cash provided by operating activities was more than offset by $252,000 of cash used in investing activities and $74,000 of cash used in financing activities. Cash used in investing activities included $225,000 of property improvements and $27,000 of additions to replacement reserves. Cash used in financing activities included $53,000 of distributions to partners and $21,000 of mortgage principal payments.

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

                For the six months ended June 30, 1999, Partnership distributions (paid or accrued) aggregated $50,000 ($2.00 per unit) to its limited partners and $3,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

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

                                   8 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


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

                Results of Operations

                Net income decreased by $109,000 for the six months ended June 30, 1999 as compared to the comparable period in 1998, due to an increase in expenses.

                Total income remained constant for the six months ended June 30, 1999 and 1998 as increases in rental income and other income were offset by decreases in Local Limited Partnership cash distributions and interest income. Rental income increased by $159,000 due to the consolidation of the Partnership's Brookside property and an increase in rental income at the Partnership's Southwest Parkway property which was offset by a decrease in income from Local Limited Partnership cash distributions of $166,000. The Partnership received $67,000 of cash distributions from the Local Limited Partnership which owns the Crofton Village Apartments during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Partnership received residual cash distributions of $32,000 from the Local Limited Partnership which owns Westbury Springs, Ltd., which was sold in 1997, and $156,000 and $45,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively. Expenses increased due to increases in operating, management, interest and depreciation expenses. The increases were primarily due to expenses of the Partnership's Brookside property, which was consolidated effective November 1, 1998.

                                   9 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

                        PART - II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      27.    Financial Data Schedule

                      99.    Supplementary Information Required Pursuant to
                             Section 9.4 of the Partnership Agreement.

                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed during the six months ended June 30, 1999.


                                   10 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

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


                                         WINTHROP RESIDENTIAL ASSOCIATES II,
                                         A LIMITED PARTNERSHIP


                                 BY:     ONE WINTHROP PROPERTIES, INC.
                                         Managing General Partner



                                         BY: /s/ Michael L. Ashner
                                             ------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer



                                         BY: /s/ Thomas C. Staples
                                             ------------------------
                                             Thomas C. Staples
                                             Chief Financial Officer

                                             Dated:   August 13, 1999



                                   11 of 13

          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


Exhibit Index


      Exhibit                                                           Page No.

27.   Financial Data Schedule                                              -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                           13








                                   12 of 13