Form 10QSB
period 1999-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 1999-11-15
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-11063

            Winthrop Residential Associates II, A Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Maryland                              04-2742158
      ------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

   Five Cambridge Center, Cambridge, MA                 02142-1493
  ---------------------------------------               ----------
  (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000
                                                           --------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                                    1 of 13

             WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB SEPTEMBER 30, 1999

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                         September 30,   December 31,
(In Thousands, Except Unit Data)                             1999            1998
                                                         -------------   ------------
Assets

Cash and cash equivalents                                   $ 1,195         $ 1,304
Escrow deposits                                                 285             457
Other assets                                                    228             172
Real estate, net of accumulated depreciation
   of $4,867 in 1999 and $4,644 in 1998                       3,083           3,003
                                                            -------         -------

    Total Assets                                            $ 4,791         $ 4,936
                                                            =======         =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities    $   333         $   377
Distribution payable                                             26              26
Loan payable - affiliate                                        501             501
Mortgage notes payable                                        3,513           3,546
                                                            -------         -------

    Total Liabilities                                         4,373           4,450
                                                            -------         -------

Minority interest                                                23              25
                                                            -------         -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
   issued and outstanding                                     1,424           1,487
General Partners' deficit                                    (1,029)         (1,026)
                                                            -------         -------

       Total Partners' Capital                                  395             461
                                                            -------         -------

       Total Liabilities and Partners' Capital              $ 4,791         $ 4,936
                                                            =======         =======

                  See notes to consolidated financial statements.


                                    2 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                  For the Three Months Ended         For the Nine Months Ended
                                                                September 30,     September 30,    September 30,    September 30,
                                                                     1999              1998             1999             1998
                                                                -------------     -------------    -------------    -------------
Income:

   Rental income                                                $        314      $        228     $        937     $        692
   Income from Local Limited Partnership cash distributions               33                33              100              266
   Interest income                                                        13                15               37               44
   Other income                                                           15                 4               36               13
                                                                ------------      ------------     ------------     ------------

     Total income                                                        375               280            1,110            1,015
                                                                ------------      ------------     ------------     ------------

Expenses:

   General and administrative                                             27                26               79               81
   Operating                                                             163                69              446              339
   Depreciation                                                           78                53              223              160
   Interest                                                               75                50              225              149
   Management fees                                                        43                37              126              108
                                                                ------------      ------------     ------------     ------------

     Total expenses                                                      386               235            1,099              837
                                                                ------------      ------------     ------------     ------------

Net income (loss) before minority interest                               (11)               45               11              178

Minority Interest                                                         --                --                2               --
                                                                ------------      ------------     ------------     ------------

Net income (loss)                                               $        (11)     $         45     $         13     $        178
                                                                ============      ============     ============     ============

Net income (loss) allocated to General Partners                 $         --      $          2     $          1     $          9
                                                                ============      ============     ============     ============

Net income (loss) allocated to Limited Partners                 $        (11)     $         43     $         12     $        169
                                                                ============      ============     ============     ============

Net income (loss) per Unit of Limited Partnership Interest      $       (.44)     $       1.72     $       0.48     $       6.76
                                                                ============      ============     ============     ============

Distributions per Unit of Limited Partnership Interest          $       1.00      $       1.00     $       3.00     $       3.00
                                                                ============      ============     ============     ============

                  See notes to consolidated financial statements.


                                    3 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of
                                  Limited    Limited       General      Total
                                Partnership  Partners'    Partners'   Partners'
                                 Interest    Capital       Deficit      Capital
                                -----------  ---------    ---------   ---------

Balance - January 1, 1999         25,010     $ 1,487      $(1,026)     $   461

    Net income                        --          12            1           13
    Distributions                     --         (75)          (4)         (79)
                                 -------     -------      -------      -------

Balance - September 30, 1999      25,010     $ 1,424      $(1,029)     $   395
                                 =======     =======      =======      =======

                  See notes to consolidated financial statements.


                                    4 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Cash Flows (Unaudited)

                                                            For the Nine Months Ended
                                                          September 30,   September 30,
(In Thousands)                                                1999            1998
                                                          -------------   -------------
Cash Flows from Operating Activities:

Net income                                                  $    13          $   178
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                              223              160
      Amortization                                                7                6
      Minority interest                                          (2)              --

      Changes in assets and liabilities:
         Decrease in escrow deposits                            214               13
         Increase in other assets                               (63)             (23)
         Decrease in accounts payable and
            accrued expenses                                    (44)             (78)
                                                            -------          -------

      Net cash provided by operating activities                 348              256
                                                            -------          -------

Cash Flows From Investing Activities:

      Deposits to replacement reserve                           (42)             (40)
      Property improvements                                    (303)            (146)
                                                            -------          -------

      Cash used in investing activities                        (345)            (186)
                                                            -------          -------

Cash Flows From Financing Activities:

      Mortgage principal payments                               (33)             (16)
      Distributions to partners                                 (79)          (1,505)
                                                            -------          -------

      Cash used in financing activities                        (112)          (1,521)
                                                            -------          -------

Net decrease in cash and cash equivalents                      (109)          (1,451)

Cash and cash equivalents, beginning of period                1,304            2,817
                                                            -------          -------

Cash and cash equivalents, end of period                    $ 1,195          $ 1,366
                                                            =======          =======

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                 $   218          $   143
                                                            =======          =======

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued Distributions to Partners                     $    26          $    26
                                                            =======          =======

                See notes to consolidated financial statements.


                                    5 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

      The results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

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


                                    6 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

           Liquidity and Capital Resources

           As of September 30, 1999, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 in November 1998 to be used for capital improvements in Brookside. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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


                                    7 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Liquidity and Capital Resources (Continued)

           The level of liquidity based on cash and cash equivalents experienced a $109,000 decrease at September 30, 1999, as compared to December 31, 1998. The Partnership's $348,000 of net cash provided by operating activities was more than offset by $345,000 of cash used in investing activities and $112,000 of cash used in financing activities. Cash used in investing activities included $303,000 of property improvements and $42,000 of additions to replacement reserves. Cash used in financing activities included $79,000 of distributions to partners and $33,000 of mortgage principal payments.

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

           For the nine months ended September 30, 1999, Partnership distributions (paid or accrued) aggregated $75,000 ($3.00 per unit) to its limited partners and $4,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

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

           During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Partnership. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs


                                    8 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Year 2000 (Continued)

           which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

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

           Results of Operations

           Net income decreased by $165,000 for the nine months ended September 30, 1999 as compared to the comparable period in 1998 due to an increase in expenses of $260,000, which more than offset an increase in income of $95,000.

           Income increased for the nine months ended September 30, 1999, as compared to the comparable period in 1998, primarily due to an increase in rental income of $245,000 due to the consolidation of the Partnership's Brookside property and an increase in rental income at the Partnership's Southwest Parkway property which was partially offset by a decrease in income from Local Limited Partnership cash distributions of $166,000. During the nine months ended September 30, 1999, the Partnership received $100,000 of cash distributions from the Local Limited Partnership which owns the Crofton Village Apartments. During the nine months ended September 30, 1998, the Partnership received a residual cash distribution of $32,000 from Westbury Springs, Ltd., which was sold in 1997, and $156,000 and $78,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively. Expenses increased due to increases in operating, management, interest and depreciation expenses. The increases were primarily due to expenses of the Partnership's Brookside property, which was consolidated effective November 1, 1998.


                                    9 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                          PART - II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27.   Financial Data Schedule

                  99.   Supplementary Information Required Pursuant to Section
                        9.4 of the Partnership Agreement.

            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 1999.


                                    10 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

                                             WINTHROP RESIDENTIAL ASSOCIATES II,
                                             A LIMITED PARTNERSHIP

                                       BY:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner


                                             BY: /s/ Michael L. Ashner
                                                --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


                                             BY: /s/ Thomas C. Staples
                                                --------------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated: November 12, 1999


                                    11 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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