Form 10KSB
period 1999-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2000-04-14
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1999                            Commission File
                   -----------------                            Number  0-11063
                                                                        -------

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                                  04-2742158
------------------------                               --------------------
(State of organization)                           (I.R.S. Employer I.D. No.)

5 Cambridge Center, Cambridge, Massachusetts                             02142
--------------------------------------------                        ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,784,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business.
------   -----------------------

Development.
-----------

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

Defaults
--------

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

Employees
---------

         The Partnership does not have any employees. Until December 16, 1997, Services were performed for the Partnership by the Managing General Partner, and agents retained by it, including Winthrop Management, an affiliate of the Managing General Partner. On October 28, 1997, affiliates of the Managing General Partner and Insignia Financial Group, Inc. ("Insignia") entered into an agreement pursuant to which, among other things, an affiliate of Insignia was to be retained as the property manager at the Local Limited Partnership properties then managed by Winthrop Management. This transfer of property management was subject to certain conditions including HUD approval. As of March 1, 1998, HUD approval had been obtained with respect to Southwest Parkway. The remaining Local Limited Partnerships properties are managed by the Local Limited Partnerships' respective general partners. Insignia subsequently merged with and into Apartment Investment and Management Company, a publicly traded real estate investment trust.

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

Agreement. See "Item 12. Certain Relationships and Related Transactions."

Item 2.  Description of Properties.
------   -------------------------

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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2000:


                                                                       Date of
Property Name                    Location                            Acquisition(1)               Number of Units
-------------                    --------                            --------------               ---------------

Whisper Lake Apartments          Orlando, FL                             2/24/82                       400

Sanford Landing Apartments       Sanford, FL                             4/06/82                       264

Honeywood Apartments             Roanoke, VA                             1/05/83                       300

Brookside Apartments(2)          Sylacauga, AL                           4/20/82                        80

Southwest Parkway Apartments     Wichita Falls, TX                       6/22/82                       200
(3)

Wedgewood Creek Apartments       Gurnee, IL                              6/24/82                       198

Mountain Vista I                 Albuquerque, NM                        10/28/82                       124

Mountain Vista II                Albuquerque, NM                        10/28/82                        96

Cibola Village Apartments        Albuquerque, NM                        10/28/82                       128

Crofton Village Apartments (3)   Crofton, MD                            10/04/82                       258

--------------------

(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership
(2)    Consolidated effective November 1, 1998
(3)    Consolidated effective January 1, 1997.

       The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                                      Principal
                                      Balance at                                                         Principal
                                     December 31,    Interest     Period           Maturity             Balance Due
Property                                1999           Rate      Amortized           Date               at Maturity
--------                                ----           ----      ---------           ----               -----------


Whisper Lake                         $11,587,868     7.675%     40 years           4/1/2024                (1)
Sanford Landing                       $9,240,139      (2)       40 years           6/1/2024                (1)
Honeywood                             $5,491,400      7.5%      40 years           12/1/2019               (1)
Brookside                             $1,362,274      7.5%      40 years           2/1/2023                (1)
Southwest Parkway                     $2,136,274     8.75%      27.5 years         2/1/2007            $1,898,000
Wedgewood Creek                       $8,675,551      7.5%      40 years           8/1/2024                (1)
Mountain Vista I                      $1,788,689      7.5%      38 years           10/1/2018               (1)
Mountain Vista II                     $1,904,932      7.5%      38 years           5/1/2020                (1)
Cibola Village                        $1,800,861      7.5%      37 years           2/1/2019                (1)
Crofton Village                       $9,324,683      8.2%      38 years           9/1/2006                (1)


(1)  Loan at maturity is fully amortized.
(2)  $5.270,862 bears interest at 8.75% and $3,969,277 bears interest at 6.93%.


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

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:


                                        Average Monthly              Average Monthly Rental
                                        Occupancy Rate                   Rate per Unit
                                        --------------                   -------------
            Property                  1999           1998              1999           1998
            --------                  ----           ----              ----           ----
Whisper Lake                           (1)           96%               (1)            $649
Sanford Landing                        (1)           96%               (1)            $585
Honeywood                              94%           97%               $522           $519
Brookside                              94%           94%               $321           $300
Southwest Parkway                      97%           95%               $428           $445
Wedgewood Creek                        96%           96%               $758           $749
Mountain Vista I                       (1)           80%               (1)            $555
Mountain Vista II                      (1)           86%               (1)            $555
Cibola Village                         (1)           90%               (1)            $509
Crofton Village                        98%           98%               $800           $727


(1)      Information has not been provided by the Local Limited Partnership.

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1999 (in thousands):


          Property                    Gross                                                                   Federal
                                    Carrying            Accumulated                                             Tax
                                      Value            Depreciation             Rate            Method         Basis
                                      -----            ------------             ----            ------         -----

Whisper Lake                         $14,250              $8,922                  10-25 yrs.     S/L              $1,102
Sanford Landing                      $9,043               $5,800                   7-25 yrs.     S/L                $460
Honeywood                            $6,154               $3,979                   5-30 yrs.     S/L                $599
Brookside                            $2,038               $1,282                  10-25 yrs.     S/L                $276
Southwest Parkway                    $6,075               $3,637                  10-25 yrs.     S/L                $854
Wedgewood Creek                      $11,186              $6,972                  10-25 yrs.     S/L              $1,472
Mountain Vista I                     $3,307               $2,088                 5-27.5 yrs.     S/L                  (1)
Mountain Vista II                    $2,993               $1,886                 5-27.5 yrs.     S/L                  (1)
Cibola Village                       $3,115               $1,886                 5-27.5 yrs.     S/L                  (1)
Crofton Village                      $10,697              $6,586                  10-25 yrs.     S/L              $1,517

(1) The Partnership's aggregate Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village is $1,341.

         The Partnership has no present intentions of investing any additional funds in the Local Limited Partnerships.

Item 3.  Legal Proceedings.
------   -----------------

         The Partnership is not a party nor are any of its properties subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
------   ----------------------------------------------------
         Stockholder Matters.
         -------------------

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 2000, there were 2,463 Holders of 25,010 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For each of the years ended December 31, 1999 and 1998, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $100,000.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.           Management's Discussion and Analysis or Plan of Operation.
                  ----------------------------------------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         As of December 31, 1999, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 to be used for capital improvements in Brookside in 1998 and an additional $31,000 in 1999. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

         The level of liquidity based on cash and cash equivalents experienced a $168,000 increase at December 31, 1999, as compared to December 31, 1998. The Partnerships $354,000 of net cash provided by operating activities was partially offset by $34,000 of net cash used in investing activities and $152,000 of cash used in financing activities. Cash used in investing activities included $466,000 of property improvements which was significantly offset by $407,000 of distributions received from Local Limited Partnerships and $25,000 in withdrawals from replacement reserves. Cash used in financing activities included $105,000 of distributions to partners and $47,000 of mortgage principal payments.

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

         For each of the years ended December 31, 1999 and 1998, Partnership distributions (paid or accrued) aggregated $100,000 ($4.00 per unit) to its limited partners and $5,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

         Southwest Parkway currently has a housing assistance contract with the Federal Housing Administration which accounts for approximately 29% of rental revenue. This contract expires on June 30, 2000. Management has filed to renew the contract and is awaiting approval from the Federal Housing Administration. Based upon current market conditions, if the Partnership's contract is not approved, the Partnership does not expect that this will have a significant impact on rental operations.

         Results of Operations
         ---------------------

         Net income increased by $32,000 for the year ended December 31, 1999, as compared to 1998, due to an increase in income of $308,000 which was significantly offset by an increase in expenses of $276,000.

         Income increased for the year ended December 31, 1999, as compared to 1998, primarily due to an increase in rental income of $291,000 due to the consolidation of the Partnership's Brookside property for a full year and an increase in rental income at the Partnership's Southwest Parkway property. Brookside's income and expenses remained relatively constant in 1999 as compared to 1998. During the year ended December 31, 1999, the Partnership received $267,000 and $140,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively. During the year ended December 31, 1998, the Partnership received cash distributions from the Local Limited Partnerships of $406,000 ($263,000 from Honeywood, $111,000 from Crofton Village and a residual cash distribution of $32,000 from Westbury Springs, Ltd, which was sold in 1997). Expenses increased due to increases in operating, management, interest and depreciation expenses. The increases were primarily due to expenses of the Partnership's Brookside property, which was consolidated effective November 1, 1998.

Item 7. Financial Statements
        --------------------

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 and 1998

                                      INDEX


                                                                                                        Page

Independent Auditors' Report............................................................................F - 2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998............................................F - 3

Consolidated Statements of Income for the Years Ended
     December 31, 1999 and 1998.........................................................................F - 4

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 1999 and 1998.........................................................................F - 5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998.........................................................................F - 6

Notes to Consolidated Financial Statements..............................................................F - 7

                          Independent Auditors' Report

To the Partners
Winthrop Residential Associates II, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Imowitz Koenig & Co., LLP


New York, New York
March 27, 2000

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                                                   DECEMBER 31,
                                                                                   ----------------------------------------------
                                                                                                                   1998
                                                                                           1999                (As Restated)
                                                                                   ---------------------    ---------------------

ASSETS

Cash and cash equivalents                                                          $              1,472     $              1,304
Escrow deposits                                                                                     253                      457
Other assets                                                                                        185                      172
Real estate, net                                                                                  3,194                    3,003
                                                                                   ---------------------    ---------------------

       Total Assets                                                                $              5,104     $              4,936
                                                                                   =====================    =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable, accrued expenses and other liabilities                           $                328     $                268
Distribution payable                                                                                 26                       26
Loan payable - affiliate                                                                            501                      501
Mortgage notes payable                                                                            3,499                    3,546
                                                                                   ---------------------    ---------------------

       Total Liabilities                                                                          4,354                    4,341
                                                                                   ---------------------    ---------------------

Minority interest                                                                                    30                       28
                                                                                   ---------------------    ---------------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,010
       units authorized, issued and outstanding                                                   1,733                    1,588
General Partners' deficit                                                                        (1,013)                  (1,021)
                                                                                   ---------------------    ---------------------

       Total Partners' Capital                                                                      720                      567
                                                                                   ---------------------    ---------------------

       Total Liabilities and Partners' Capital                                     $              5,104     $              4,936
                                                                                   =====================    =====================






                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------------

                                                                                           1999                     1998
                                                                                   ---------------------    ---------------------

Income:

Rental income                                                                      $              1,280     $                989
Income from Local Limited Partnership cash distributions                                            407                      406
Interest income                                                                                      52                       60
Other income                                                                                         45                       21
                                                                                   ---------------------    ---------------------

       Total income                                                                               1,784                    1,476
                                                                                   ---------------------    ---------------------

Expenses:

General and Administrative                                                                          100                      112
Operating                                                                                           676                      540
Depreciation                                                                                        275                      235
Interest                                                                                            304                      216
Management fees                                                                                     169                      147
                                                                                   ---------------------    ---------------------

       Total expenses                                                                             1,524                    1,250
                                                                                   ---------------------    ---------------------

Net income before minority interest                                                                 260                      226

Minority interest                                                                                    (2)                         -
                                                                                   ---------------------    ---------------------

Net income                                                                         $                258     $                226
                                                                                   =====================    =====================

Net income allocated to General Partners                                           $                 13     $                 11
                                                                                   =====================    =====================

Net income allocated to Limited Partners                                           $                245     $                215
                                                                                   =====================    =====================

Net income per Unit of Limited Partnership Interest                                $               9.80     $               8.60
                                                                                   =====================    =====================

Distributions per Unit of Limited Partnership Interest                             $               4.00     $               4.00
                                                                                   =====================    =====================











                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                        (In Thousands, Except Unit Data)


                                                        Units of
                                                          Limited          Limited            General              Total
                                                        Partnership       Partners'          Partners'           Partners'
                                                         Interest          Capital            Deficit             Capital
                                                     ---------------   -----------------  ----------------    ---------------


Balance - January 1, 1998                                    25,010    $          2,102   $          (994)    $        1,108
     (As Previously Reported)
Prior Period Adjustment                                                             101                 5                106
                                                     ---------------   -----------------  ----------------    ---------------

Balance - January 1, 1998
     (As Restated)                                           25,010               2,203              (989)             1,214

     Adjustment due to consolidation                                               (730)              (38)              (768)
     Net income                                                                     215                11                226
     Distributions                                                                 (100)               (5)              (105)
                                                     ---------------   -----------------  ----------------    ---------------

Balance - December 31, 1998                                  25,010               1,588            (1,021)               567

     Net income                                                                     245                13                258
     Distributions                                                                 (100)               (5)              (105)
                                                     ---------------   -----------------  ----------------    ---------------

Balance - December 31, 1999                                  25,010    $          1,733   $        (1,013)    $          720
                                                     ===============   =================  ================    ===============















                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------

                                                                                       1999                 1998
                                                                                 ------------------   ------------------
Cash Flows from Operating Activities:

Net income                                                                       $             258    $             226
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation                                                                             275                  235
      Amortization                                                                              14                    8
      Minority interest                                                                          2                    -
      Income from Local Limited Partnership cash distributions                                (407)                (406)
      Adjustment to consolidate Local Limited Partnership                                        -                   19

      Changes in assets and liabilities:
        Decrease (increase) in escrow deposits                                                 179                 (170)
        Increase in other assets                                                               (27)                  (4)
        Increase (decrease) in accounts payable, accrued expenses
        and other liabilities                                                                   60                  (41)
                                                                                 ------------------   ------------------

      Net cash provided by (used in) operating activities                                      354                 (133)
                                                                                 ------------------   ------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                   407                  406
      Change in replacement reserve                                                             25                  (52)
      Property improvements                                                                   (466)                (178)
                                                                                 ------------------   ------------------

      Net cash (used in) provided by investing activities                                      (34)                 176
                                                                                 ------------------   ------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                              (47)                 (25)
      Distributions to partners                                                               (105)              (1,531)
                                                                                 ------------------   ------------------

      Cash used in financing activities                                                       (152)              (1,556)
                                                                                 ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                                           168               (1,513)

Cash and cash equivalents, beginning of year                                                 1,304                2,817
                                                                                 ------------------   ------------------

Cash and cash equivalents, end of year                                           $           1,472    $           1,304
                                                                                 ==================   ==================

Supplemental Disclosure of Cash Flow Information

    Cash paid for interest                                                       $             307    $             207
                                                                                 ==================   ==================

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued Distributions to Partners                                          $              26    $              26
                                                                                 ==================   ==================

See Notes 1 and 7, with respect to consolidation of Local Limited Partnership in 1998.

                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

         Southwest Parkway was consolidated effective January 1, 1997 in connection with a significant new capital contribution by the Partnership and a substantive transfer of control to an affiliate of the Partnership's general partners. Brookside was consolidated effective November 1, 1998 when an affiliate of the general partners of the Partnership assumed control as general partner of Brookside.

         Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short term nature.

         Uses of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

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

         Loan Costs

         At December 31, 1999 and 1998, loan costs of $172,000 respectively are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loan. Accumulated amortization totaled $78,000 and $64,000, at December 31, 1999 and 1998, respectively.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

         Concentration of Credit Risk

         Principally all of the Partnership's cash and cash equivalents consist of certificates of deposit and a money market account held by banks with original maturity dates of three months or less.

         Segment Reporting

         The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Reclassification

         Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

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

3.       TRANSACTIONS WITH RELATED PARTIES

         One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

3.       TRANSACTIONS WITH RELATED PARTIES (Continued)

         The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to receive fees from the Partnership equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The minimum fee is $100,000 per annum. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $100,000 for the years ended December 31, 1999 and 1998. Coordinated Services is affiliated with the management agent of Brookside. For the year ended December 31, 1999 and 1998, the management agent received management and other fees of approximately $17,000 and $31,000, respectively.

         As of December 31, 1999 and 1998, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing and is repayable from available cash flow.

4.       REAL ESTATE

         Real estate is comprised of the following:


                                                                              December 31,
                                                              --------------------------------------------

                                                                     1999                       1998
                                                              ------------------          ----------------

                  Land                                        $          318,000          $        318,000
                  Buildings, Improvements and
                     Personal Property                                 7,795,000                 7,329,000
                                                              ------------------          ----------------
                                                                       8,113,000                 7,647,000
                  Accumulated Depreciation                            (4,919,000)               (4,644,000)
                                                              -------------------         ----------------
                                                              $        3,194,000          $      3,003,000
                                                              ==================          ================

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

5.       MORTGAGE NOTES PAYABLE

         The mortgage note payable encumbering Southwest Parkway in the amount $2,136,000 bears interest at 8.75%, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007, with a balloon payment of approximately $1,898,000, and is secured by the deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,363,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7 1/2%, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         The estimated fair value of the Partnership's debt approximates its carrying amount.

         Principal payments on the mortgage notes are due as follows:

                              2000                    $           49,000
                              2001                                53,000
                              2002                                57,000
                              2003                                62,000
                              2004                                67,000
                           Thereafter                          3,211,000
                                                      -------------------
                                                      $        3,499,000
                                                      ===================

6.       PRIOR PERIOD ADJUSTMENT

         The Partnership's financial statements have been restated to correct errors in a prior period related to an overstatement of accrued wages and other accrued liabilities at the Partnership's Southwest Parkway subsidiary. The previous period to which the errors relate cannot be determined. Partner's capital at January 1, 1998 was restated to reflect an increase of $106,000 and minority interest was restated to reflect an increase of $3,000.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

7.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

         As of December 31, 1999, the Partnership's equity interests in six Local Limited Partnerships is summarized, as follows:


          Local Limited Partnership                                                                          Percentage Ownership
          -----------------------------------------------------------------------------------------       --------------------------

          Whisper Lake, Ltd. (Whisper Lake Apartments)                                                                99
          Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)                                               98
          Honeywood Associates (Honeywood Apartments)                                                                 95
          Wedgewood Creek Limited Partnership (Wedgewood Creek Apartments)                                            99
          First Investment Limited Partnership IX (Mountain Vista I,                                                  90
             Mountain Vista II and Cibola Village Apartments)
          Crofton Village Limited Partnership (Crofton Village Apartments)                                            44

         In addition, the Partnership holds a 97% limited partnership interest in Southwest Parkway, which was accounted for under the equity method prior to January 1997, and a 99% limited partnership interest in Brookside, which was accounted for under the equity method prior to November 1998. Southwest Parkway currently has a housing assistance contract with the Federal Housing Administration which accounts for approximately 29% of rental revenue. This contract expires on June 30, 2000.

         Effective November 1, 1998, an affiliate of the general partner of the Partnership assumed control as general partner of Brookside. In addition, an affiliate of Coordinated Services of Valdosta, LLC assumed management responsibilities of Brookside. As a result of the transfer of control of Brookside, the Partnership has consolidated the accounts of Brookside effective November 1, 1998. Prior to November 1, 1998, Brookside was a Local Limited Partnership accounted for under the equity method. The Partnership invested $176,000 in 1998 to be used for capital improvements in Brookside and an additional $31,000 in 1999.

         As of December 31, 1999, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships that own eight apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling approximately $49,814,000 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

7.     INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

       The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                                                              DECEMBER 31,

                                                                              ----------------------------------------------

                                                                                      1999                     1998
                                                                              ---------------------    ---------------------
       ASSETS

       Real estate, at cost:
         Land                                                                 $              4,025     $              4,025
         Buildings, net of accumulated depreciation
           of $38,119 and $35,823 in 1999
           and 1998, respectively                                                           18,872                   20,594
         Cash and cash equivalents                                                             960                    1,138
         Other assets, net of accumulated amortization
           of $1,591 and $1,519 in 1999 and
           1998, respectively                                                                3,226                    3,380
                                                                              ---------------------    ---------------------

         Total Assets                                                         $             27,083     $             29,137
                                                                              =====================    =====================

         LIABILITIES AND PARTNERS' DEFICIT

         Liabilities:
            Notes payable                                                     $              1,656     $              2,012
            Loans payable                                                                      473                      473
            Mortgage notes payable                                                          49,814                   50,470
            Accounts payable and accrued expenses                                            2,771                    2,465
                                                                              ---------------------    ---------------------

            Total Liabilities                                                               54,714                   55,420
                                                                              ---------------------    ---------------------

         Partners' Deficit:
            Winthrop Residential Associates II                                             (25,106)                 (23,869)
            Other partners                                                                  (2,525)                  (2,414)
                                                                              ---------------------    ---------------------

            Total Deficit                                                                  (27,631)                 (26,283)
                                                                              ---------------------    ---------------------

         Total Liabilities and Partners' Deficit                              $             27,083     $             29,137
                                                                              =====================    =====================

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

7.     INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

       The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------

                                                                                      1999                     1998
                                                                              ---------------------    ---------------------
         Income:
            Rental income                                                     $             12,308     $             12,121
            Other income                                                                       536                      580
                                                                              ---------------------    ---------------------

            Total Income                                                                    12,844                   12,701
                                                                              ---------------------    ---------------------

         Expenses:
            Interest                                                                         3,953                    4,061
            Depreciation and amortization                                                    2,367                    2,418
            Taxes and insurance                                                              1,317                    1,271
            Other operating expenses                                                         5,959                    5,828
                                                                              ---------------------    ---------------------

            Total Expenses                                                                  13,596                   13,578
                                                                              ---------------------    ---------------------

         Net loss                                                             $               (752)    $               (877)
                                                                              =====================    =====================

         Net loss allocated to
             Winthrop Residential Associates II                               $               (830)    $               (918)
                                                                              =====================    =====================

         Net income allocated to
             other partners                                                   $                 78     $                 41
                                                                              =====================    =====================

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

8.       PROFORMA FINANCIAL INFORMATION

         The following proforma condensed, consolidated statement of operations assumes that the Partnership, Southwest Parkway and Brookside were consolidated at January 1, 1998 (in thousands):

                                                               Year Ended
                                                              December 31,
                                                                  1998
                                                           -------------------

          Total revenue                                    $            1,732
                                                           -------------------

          Operating and other expenses                                    946
          Depreciation                                                    290
          Mortgage interest                                               295
                                                           -------------------

          Total expenses                                                1,531
                                                           -------------------

          Net income                                       $              201
                                                           ===================

         The proforma results do not necessarily represent the results which would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future operations.

9.       TAXABLE INCOME

         The Partnership's taxable income differs from net income for financial reporting purposes as follows (in thousands):


                                                                                          1999                      1998
                                                                                   -------------------       --------------------

         Net income for financial reporting purposes                               $              258        $               226

                  Differences in equity in Local Limited
                  Partnership's income/loss for financial
                  reporting and tax reporting purposes                                          1,239                        510

                  Income from Local Limited Partnership cash
                  distributions                                                                 (407)                      (406)
                                                                                   -------------------       --------------------

         Taxable income                                                            $            1,090        $               330
                                                                                   ===================       ====================

Item 8.  Changes in and Disagreements on Accounting and
------   ----------------------------------------------
                  Financial Disclosure.
                  --------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
------            -------------------------------------------------------------
                  Compliance With Section 16(a) of the Exchange Act.
                  --------------------------------------------------
         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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
                           and Clerk

         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of

NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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


Item 10. Executive Compensation.
-------  -----------------------
         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and
-------- ---------------------------------------------------
                  Management.
                  -----------

         (a)  Security ownership of certain beneficial owners.
              -----------------------------------------------

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)  Security ownership of management.
              --------------------------------

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 1999 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

         (c)  Changes in control.
              ------------------

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

Item 12.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

         The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. WP Management Co., Inc. ("WP Management"), an affiliate of the Managing General Partner, is entitled to a fee for services rendered in managing the Partnership's investments equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed 1/2 of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus
(b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. Pursuant to the terms of the Services Agreement, the right to receive these fees was assigned to Coordinated Services.

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $5,285 of cash distributions in 1999 and 1998, respectively.

         For the year ended December 31, 1999, the Partnership allocated $20,438 and $6,188 of taxable income to the Managing General Partner and $34,064 and $10,314 to the Associate General Partner.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April 2000.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                         By: /s/ Michael L. Ashner
                                            --------------------------------
                                                 Michael Ashner
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name             Title                       Date

/s/ Michael Ashner      Chief Executive            April 13, 2000
------------------      Officer and Director
Michael Ashner

/s/ Thomas Staples      Chief Financial Officer    April 13, 2000
------------------
Thomas Staples

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