Form 10QSB
period 2000-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2000-05-15
CIK 356141

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-11063
                                                -------

            Winthrop Residential Associates II, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                           Maryland                                                  04-2742158
      ----------------------------------------------------            ------------------------------------------
                (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
                 incorporation or organization)

             Five Cambridge Center, Cambridge, MA                                    02142-1493
      ----------------------------------------------------            ------------------------------------------
            (Address of principal executive office)                                  (Zip Code)

    Registrant's telephone number, including area code                             (617) 234-3000
                                                                      -----------------------------------------


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

================================================================================

                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                    March 31,               December 31,
(In Thousands, Except Unit Data)                                                      2000                     1999
                                                                              ---------------------    ---------------------
Assets

Cash and cash equivalents                                                        $        1,463           $        1,472
Escrow deposits                                                                             137                      253
Other assets                                                                                225                      185
Real estate, net of accumulated depreciation of
      $4,992 in 2000 and $4,919 in 1999                                                   3,143                    3,194
                                                                                 ---------------          ---------------

      Total Assets                                                                $       4,968           $        5,104
                                                                                 ===============          ===============

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities                         $          201           $          328
Distribution payable                                                                         26                       26
Loan payable - affiliate                                                                    501                      501
Mortgage notes payable                                                                    3,487                    3,499
                                                                                 ---------------          ---------------

      Total Liabilities                                                                   4,215                    4,354
                                                                                 ---------------          ---------------

Minority interest                                                                            30                       30
                                                                                 ---------------          ---------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                                     1,736                    1,733
General Partners' deficit                                                                (1,013)                  (1,013)
                                                                                 ---------------          ---------------

      Total Partners' Capital                                                               723                      720
                                                                                 ---------------          ---------------

      Total Liabilities and Partners' Capital                                     $       4,968           $        5,104
                                                                                 ===============          ===============


                 See notes to consolidated financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000



Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                                              For the Three Months Ended
                                                                                          March 31,                March 31,
                                                                                             2000                    1999
                                                                                     ---------------------   ---------------------
Income:

    Rental income                                                                         $      325              $      308
    Income from Local Limited Partnership cash distributions                                      40                      33
    Interest income                                                                               14                      12
    Other income                                                                                  11                      12
                                                                                          -----------             -----------

      Total income                                                                               390                     365
                                                                                          -----------             -----------

Expenses:

    General and administrative                                                                    21                      25
    Operating                                                                                    150                     129
    Depreciation                                                                                  73                      72
    Interest                                                                                      74                      71
    Management fees                                                                               43                      40
                                                                                          -----------             -----------

      Total expenses                                                                             361                     337
                                                                                          -----------             -----------

Net income before minority interest                                                               29                      28

Minority interest                                                                                  -                       -
                                                                                          -----------             -----------

Net income                                                                                $       29              $       28
                                                                                          ===========             ===========

Net income allocated to General Partners                                                  $        1               $       1
                                                                                          ===========             ===========

Net income allocated to Limited Partners                                                  $       28               $      27
                                                                                          ===========             ===========

Net income per Unit of Limited Partnership interest                                       $     1.12              $     1.08
                                                                                          ===========             ===========

Distributions per Unit of Limited Partnership Interest                                    $     1.00               $    1.00
                                                                                          ===========             ===========

                 See notes to consolidated financial statements.

                                    3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                                  Units of
                                                   Limited             Limited              General               Total
                                                 Partnership          Partners'             Partners'           Partners'
                                                  Interest             Capital               Deficit             Capital
                                              ------------------  -------------------  -----------------  ---------------------


Balance - January 1, 2000                              25,010         $      1,733       $    (1,013)         $         720

    Net income                                                                  28                 1                     29
    Distributions                                                              (25)               (1)                   (26)
                                                 -------------        -------------      ------------         --------------

Balance - March 31, 2000                               25,010         $      1,736       $    (1,013)         $         723
                                                 =============        =============      ============         ==============

                 See notes to consolidated financial statements

                                    4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Consolidated Statements of Cash Flows (Unaudited)

                                                                                         For the Three Months Ended
                                                                                      March 31,                March 31,
(In Thousands)                                                                          2000                     1999
                                                                                    -------------           -------------

Cash Flows from Operating Activities:

Net income                                                                          $         29            $         28
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
      Depreciation                                                                            73                      72
      Amortization                                                                             2                       2

      Changes in assets and liabilities:
         Decrease in escrow deposits                                                          46                      22
         Increase in other assets                                                            (42)                    (74)
         Decrease in accounts payable, accrued
            expenses and other liabilities                                                  (127)                     (7)
                                                                                    -------------           -------------

      Net cash (used in) provided by operating activities                                    (19)                     43
                                                                                    -------------           -------------

Cash Flows From Investing Activities:

      Change in replacement reserves                                                          70                     (13)
      Property improvements                                                                  (22)                    (37)
                                                                                    -------------           -------------

      Net cash provided by (used in) investing activities                                     48                     (50)
                                                                                    -------------           -------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                            (12)                    (11)
      Distributions to partners                                                              (26)                     (26)
                                                                                    -------------           -------------

      Cash used in financing activities                                                      (38)                    (37)
                                                                                    -------------           -------------

Net decrease in cash and cash equivalents                                                     (9)                    (44)

Cash and cash equivalents, beginning of period                                             1,472                   1,304
                                                                                    -------------           -------------

Cash and cash equivalents, end of period                                            $      1,463            $      1,260
                                                                                    =============           =============

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                         $         73            $         69
                                                                                    =============           =============

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued Distributions to Partners                                             $         26            $         26
                                                                                    =============           =============


                 See notes to consolidated financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

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




                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


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

                This Item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

                Liquidity and Capital Resources

                As of March 31, 2000, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

                To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from the Subsidiaries and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits it will use monies from its operating reserves. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships.

                The level of liquidity based on cash and cash equivalents experienced a $9,000 decrease at March 31, 2000, as compared to December 31, 1999. The Partnership's $48,000 of net cash provided by investing activities was more than offset by $38,000 of cash used in financing activities and $19,000 of net cash used in operating activities. Net cash provided by investing activities includes a $70,000 change in replacement reserves which was partially offset by $22,000 of property improvements. Cash used in financing activities included $26,000 of distributions to partners and $12,000 of mortgage principal payments.


                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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

                For the three months ended March 31, 2000, the Partnership accrued distributions aggregating $25,000 ($1.00 per unit) to its limited partners and $1,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

                Southwest Parkway currently has a housing assistance contract with the Federal Housing Administration which accounts for approximately 29% of rental revenue. This contract expires on June 30, 2001.

                Results of Operations

                Net income increased by $1,000 for the three months ended March 31, 2000 as compared to the comparable period in 1999 due to an increase in income of $25,000, which was significantly offset by an increase in expenses of $24,000.

                Income increased for the three months ended March 31, 2000, as compared to the comparable period in 1999, primarily due to an increase in rental income of $17,000 generated from the Partnership's Southwest Parkway and Brookside properties and an increase in income from Local Limited Partnership cash distributions of $7,000. During the three months ended March 31, 2000, the Partnership received $40,000 of cash distributions from the Local Limited Partnership which owns the Crofton Village Apartments. Expenses increased primarily due to an increase in operating expenses of $21,000 primarily at the Partnership's Southwest Parkway property.



                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                          PART - II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      27.    Financial Data Schedule

                      99.    Supplementary Information Required Pursuant to
                             Section 9.4 of the Partnership Agreement.

                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed during the period ended March 31, 2000.




                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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


                                    WINTHROP RESIDENTIAL ASSOCIATES II,
                                    A LIMITED PARTNERSHIP


                           BY:     ONE WINTHROP PROPERTIES, INC.
                                   Managing General Partner



                                   BY: /s/ Michael L. Ashner
                                       ----------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer



                                   BY: /s/ Thomas C. Staples
                                       ----------------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer

                                       Dated:   May 11, 2000






                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


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