Form 10QSB
period 2000-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2000-08-14
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
        (Exact name of small business issuer as specified in its charter)

          Maryland                                         04-2742158
----------------------------------          ---------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------     ----------------------------------
(Address of principal executive office)               (Zip Code)


  Registrant's telephone number, including area code     (617) 234-3000
                                                       ------------------



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____





                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      JUNE 30,              DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                        2000                    1999
                                                                                ---------------------    --------------------
Assets
------

Cash and cash equivalents                                                       $              1,586     $             1,472
Escrow deposits                                                                                  209                     253
Other assets                                                                                     206                     185
Real estate, net of accumulated depreciation
   of $5,070 in 2000 and $4,919 in 1999                                                        3,114                   3,194
                                                                                ---------------------    --------------------

      Total Assets                                                              $              5,115     $             5,104
                                                                                =====================    ====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities                        $                231     $               328
Distribution payable                                                                              26                      26
Loan payable - affiliate                                                                         501                     501
Mortgage notes payable                                                                         3,477                   3,499
                                                                                ---------------------    --------------------

      Total Liabilities                                                                        4,235                   4,354
                                                                                ---------------------    --------------------

Minority interest                                                                                 31                      30
                                                                                ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
   issued and outstanding                                                                      1,855                   1,733
General Partners' deficit                                                                     (1,006)                 (1,013)
                                                                                ---------------------    --------------------

         Total Partners' Capital                                                                 849                     720
                                                                                ---------------------    --------------------

         Total Liabilities and Partners' Capital                                $              5,115     $             5,104
                                                                                =====================    ====================

                 See notes to consolidated financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,    JUNE 30,              JUNE 30,     JUNE 30,
                                                                   2000        1999                  2000         1999
                                                                ----------  ----------            -----------  -----------
Income:

    Rental income                                               $     322   $     315              $     647    $     623
    Income from Local Limited Partnership cash distributions          180          34                    220           67
    Interest income                                                    15          12                     29           24
    Other income                                                       13           9                     24           21
                                                                ----------  ----------            -----------  -----------


      Total income                                                    530         370                    920          735
                                                                ----------  ----------            -----------  -----------


Expenses:

    General and administrative                                         36          27                     57           52
    Operating                                                         146         154                    296          283
    Depreciation                                                       78          73                    151          145
    Interest                                                           75          79                    149          150
    Management fees                                                    42          43                     85           83
                                                                ----------  ----------            -----------  -----------

      Total expenses                                                  377         376                    738          713
                                                                ----------  ----------            -----------  -----------
Net income (loss) before minority interest                            153          (6)                   182           22

Minority interest                                                      (1)          2                     (1)           2
                                                                ----------  ----------            -----------  -----------

Net income (loss)                                               $     152   $      (4)            $      181   $       24
                                                                ==========  ==========            ===========  ===========

Net income allocated to General Partners                        $       8   $       -             $        9   $        1
                                                                ==========  ==========            ===========  ===========

Net income (loss) allocated to Limited Partners                 $     144   $      (4)            $      172   $       23
                                                                ==========  ==========            ===========  ===========

Net income (loss) per Unit of Limited Partnership Interest      $    5.76   $    (.16)            $     6.88   $      .92
                                                                ==========  ==========            ===========  ===========

Distributions per Unit of Limited Partnership Interest          $    1.00   $    1.00             $     2.00   $     2.00
                                                                ==========  ==========            ===========  ===========














                 See notes to consolidated financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                             UNITS OF
                                             LIMITED               LIMITED               GENERAL                TOTAL
                                           PARTNERSHIP            PARTNERS'             PARTNERS'             PARTNERS'
                                             INTEREST              CAPITAL               DEFICIT               CAPITAL
                                        -------------------   -------------------   -------------------   -------------------

Balance - January 1, 2000                           25,010    $            1,733    $           (1,013)   $              720

    Net income                                           -                   172                     9                   181
    Distributions                                        -                   (50)                   (2)                  (52)
                                        -------------------   -------------------   -------------------   -------------------

Balance - June 30, 2000                             25,010    $            1,855    $           (1,006)   $              849
                                        ===================   ===================   ===================   ===================




















                 See notes to consolidated financial statements.

                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                         FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,                JUNE 30,
                                                                                        2000                    1999
(IN THOUSANDS)                                                                  ---------------------    --------------------
Cash Flows from Operating Activities:

Net income                                                                      $                181     $                24
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                               151                     145
      Amortization                                                                                 9                       4
      Minority interest                                                                            1                      (2)
      Income from Local Limited Partnership cash distributions                                  (220)                    (67)

      Changes in assets and liabilities:
         Decrease in escrow deposits                                                              37                     163
         Increase in other assets                                                                (30)                    (57)
         Decrease in accounts payable and
            accrued expenses                                                                     (97)                    (60)
                                                                                ---------------------    --------------------

      Net cash provided by operating activities                                                   32                     150
                                                                                ---------------------    --------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                     220                      67
      Change in replacement reserve                                                                7                     (27)
      Property improvements                                                                      (71)                   (225)
                                                                                ---------------------    --------------------

      Net cash provided by (used in) investing activities                                        156                    (185)
                                                                                ---------------------    --------------------

Cash Flows From Financing Activities:


      Mortgage principal payments                                                                (22)                    (21)
      Distributions to partners                                                                  (52)                    (53)
                                                                                ---------------------    --------------------

      Cash used in financing activities                                                          (74)                    (74)
                                                                                ---------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                             114                    (109)

Cash and cash equivalents, beginning of period                                                 1,472                   1,304
                                                                                ---------------------    --------------------

Cash and cash equivalents, end of period                                        $              1,586     $             1,195
                                                                                =====================    ====================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

      Interest paid in cash                                                     $                143     $               146
                                                                                =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------

      Accrued Distributions to Partners                                         $                 26     $                26
                                                                                =====================    ====================

                 See notes to consolidated financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            --------------------------

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

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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
















                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------


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

                Liquidity and Capital Resources
                -------------------------------

                As of June 30, 2000, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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









                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                ---------------------------------------------------------

                Liquidity and Capital Resources (Continued)
                -------------------------------------------

                The level of liquidity based on cash and cash equivalents experienced a $114,000 increase at June 30, 2000, as compared to December 31, 1999. The Partnership's $156,000 of net cash provided by investing activities and $32,000 of net cash provided by operating activities was partially offset by $74,000 of cash used in financing activities. Cash provided by investing activities included $220,000 of distributions received from Local Limited Partnerships and a $7,000 change in replacement reserves which was partially offset by $71,000 of property improvements. Cash used in financing activities included $52,000 of distributions to partners and $22,000 of mortgage principal payments.

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

                For the six months ended June 30, 2000, Partnership distributions (paid or accrued) aggregated approximately $50,000 ($2 per unit) to its limited partners and $2,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

                Results of Operations
                ---------------------

                Net income increased by $157,000 for the six months ended June 30, 2000 as compared to the comparable period in 1999, primarily due to an increase in income of $185,00, which was partially offset by an increase in expenses of $28,000.

                Income increased for the six months ended June 30, 2000 as compared to the comparable period in 1999 primarily due to an increase in distributions from Local Limited Partnerships of approximately $153,000 and an increase in rental income of approximately $24,000. During the six months ended June 30, 2000, the Partnership received approximately $140,000 and $80,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively. Rental income increased by $24,000 due to increases in rental income of Southwest Parkway ($14,000) and Brookside ($10,000). Expenses increased primarily due to an increase in operating expenses at Southwest Parkway ($9,000) and Brookside ($4,000).


                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

                          PART - II - OTHER INFORMATION
                          -----------------------------

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                (a)   Exhibits

                      27.    Financial Data Schedule

                      99.    Supplementary Information Required Pursuant to
                             Section 9.4 of the Partnership Agreement.

                (b) Reports on Form 8-K:

                    No reports on Form 8-K were filed during the period ended June 30, 2000.































                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

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


                                    WINTHROP RESIDENTIAL ASSOCIATES II,
                                    -----------------------------------
                                    A LIMITED PARTNERSHIP
                                    ---------------------

                           BY:      ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner



                                    BY: /s/ Michael L. Ashner
                                        -------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer



                                   BY: /s/ Thomas C. Staples
                                       --------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer

                                       Dated:   August 14, 2000




















                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

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