Form 10QSB
period 2000-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2000-11-13
CIK 356141

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
       (Exact name of small business issuer as specified in its charter)



               Maryland                                 04-2742158
---------------------------------------    -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 Five Cambridge Center, Cambridge, MA                   02142-1493
---------------------------------------    -------------------------------------
(Address of principal executive office)                 (Zip Code)



Registrant's telephone number, including area code  (617) 234-3000
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

                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                      2000                1999
                                                                 ----------------    ----------------
Assets
------

Cash and cash equivalents                                        $         1,620     $         1,472
Escrow deposits and replacement reserve                                      254                 253
Other assets                                                                 200                 185
Real estate, net of accumulated depreciation
   of $5,151 in 2000 and $4,919 in 1999                                    3,080               3,194
                                                                 ----------------    ----------------

      Total Assets                                               $         5,154     $         5,104
                                                                 ================    ================


Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities         $           264     $           328
Distribution payable                                                          53                  26
Loan payable - affiliate                                                     501                 501
Mortgage notes payable                                                     3,465               3,499
                                                                 ----------------    ----------------

      Total Liabilities                                                    4,283               4,354
                                                                 ----------------    ----------------

Minority interest                                                             32                  30
                                                                 ----------------    ----------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
    issued and outstanding                                                 1,846               1,733
General Partners' deficit                                                 (1,007)             (1,013)
                                                                 ----------------    ----------------

         Total Partners' Capital                                             839                 720
                                                                 ----------------    ----------------

         Total Liabilities and Partners' Capital                 $         5,154     $         5,104
                                                                 ================    ================


                 See notes to consolidated financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2000            1999              2000            1999
                                                                  --------------   -------------   --------------  --------------
Income:
    Rental income                                                  $        320    $        314    $         967   $         937
    Income from Local Limited Partnership cash distributions                 53              33              273             100
    Interest income                                                          18              13               47              37
    Other income                                                             14              15               38              36
                                                                  --------------   -------------   --------------  --------------

      Total income                                                          405             375            1,325           1,110
                                                                  --------------   -------------   --------------  --------------

Expenses:

    General and administrative                                               25              27               82              79
    Operating                                                               165             163              461             446
    Depreciation                                                             81              78              232             223
    Interest                                                                 73              75              222             225
    Management fees                                                          43              43              128             126
                                                                  --------------   -------------   --------------  --------------

      Total expenses                                                        387             386            1,125           1,099
                                                                  --------------   -------------   --------------  --------------

Net income (loss) before minority interest                                   18             (11)             200              11

Minority Interest                                                            (1)                     -        (2)              2
                                                                  --------------   -------------   --------------  --------------

Net income (loss)                                                 $          17    $        (11)   $         198   $          13
                                                                  ==============   =============   ==============  ==============

Net income (loss) allocated to General Partners                   $           1    $          -    $          10   $           1
                                                                  ==============   =============   ==============  ==============

Net income (loss) allocated to Limited Partners                   $          16    $        (11)   $         188   $          12
                                                                  ==============   =============   ==============  ==============

Net income (loss) per Unit of Limited Partnership Interest        $         .64    $       (.44)   $        7.52   $        0.48
                                                                  ==============   =============   ==============  ==============

Distributions per Unit of Limited Partnership Interest            $        1.00    $       1.00    $        3.00   $        3.00
                                                                  ==============   =============   ==============  ==============


                 See notes to consolidated financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                      UNITS OF
                                      LIMITED               LIMITED               GENERAL                TOTAL
                                    PARTNERSHIP            PARTNERS'             PARTNERS'             PARTNERS'
                                      INTEREST              CAPITAL               DEFICIT               CAPITAL
                                 -------------------   -------------------   -------------------   -------------------
Balance - January 1, 2000                    25,010    $            1,733    $           (1,013)   $              720

    Net income                                    -                   188                    10                   198
    Distributions                                 -                   (75)                   (4)                  (79)
                                 -------------------   -------------------   -------------------   -------------------

Balance - September 30, 2000                 25,010    $            1,846    $           (1,007)   $              839
                                 ===================   ===================   ===================   ===================













                 See notes to consolidated financial statements.

                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                            FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
(IN THOUSANDS)                                                               2000                  1999
                                                                       ------------------    ------------------
Cash Flows from Operating Activities:

Net income                                                             $             198     $              13
Adjustments to reconcile net income to net cash
  provided by operating activities:

      Depreciation                                                                   232                   223
      Amortization                                                                    11                     7
      Minority interest                                                                2                    (2)
      Income from Local Limited Partnership cash distributions                      (273)                 (100)
      Changes in assets and liabilities:
         (Increase) decrease in escrow deposits                                      (56)                  214
         Increase in other assets                                                    (26)                  (63)
         Decrease in accounts payable and
            accrued expenses                                                         (64)                  (44)
                                                                       ------------------    ------------------

      Net cash provided by operating activities                                       24                   248
                                                                       ------------------    ------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                         273                   100
      Changes to replacement reserve                                                  55                   (42)
      Property improvements                                                         (118)                 (303)
                                                                       ------------------    ------------------

      Net cash provided by (used in) investing activities                            210                  (245)
                                                                       ------------------    ------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                    (34)                  (33)
      Distributions to partners                                                      (52)                  (79)
                                                                       ------------------    ------------------

      Cash used in financing activities                                              (86)                 (112)
                                                                       ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                 148                  (109)

Cash and cash equivalents, beginning of period                                     1,472                 1,304
                                                                       ------------------    ------------------

Cash and cash equivalents, end of period                               $           1,620     $           1,195
                                                                       ==================    ==================

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                            $             216     $             218
                                                                       ==================    ==================

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued Distributions to Partners                                $              53     $              26
                                                                       ==================    ==================


                 See notes to consolidated financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------



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

        Liquidity and Capital Resources
        -------------------------------

        As of September 30, 2000, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 97% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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



                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

        Liquidity and Capital Resources (Continued)
        -------------------------------------------

        The level of liquidity based on cash and cash equivalents experienced a $148,000 increase at September 30, 2000, as compared to December 31, 1999. The Partnership's $210,000 of net cash provided by investing activities and $24,000 of net cash provided by operating activities was partially offset by $86,000 of cash used in financing activities. Cash provided by investing activities included $273,000 of distributions received from Local Limited Partnerships and a $55,000 decrease in replacement reserves which was partially offset by $118,000 of property improvements. Cash used in financing activities included $52,000 of distributions to partners and $34,000 of mortgage principal payments.

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

        For the nine months ended September 30, 2000, Partnership distributions (paid or accrued) aggregated approximately $75,000 ($3.00 per unit) to its limited partners and $4,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

        Results of Operations
        ---------------------

        Net income increased by $185,000 for the nine months ended September 30, 2000 as compared to the comparable period in 1999, due to an increase in income of $215,000, which was partially offset by an increase in expenses of $26,000 and an increase in minority interest of $4,000.

        Income increased for the nine months ended September 30, 2000 as compared to the comparable period in 1999 primarily due to an increase in distributions from Local Limited Partnerships of approximately $173,000 and an increase in rental income of approximately $30,000. During the nine months ended September 30, 2000, the Partnership received approximately $140,000 and $133,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively. Rental income increased by $30,000 due to increases in rental income of Southwest Parkway ($18,000) and Brookside ($12,000). Expenses increased primarily due to an increase in operating expenses at Southwest Parkway ($3,000) and Brookside ($12,000).

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


                          PART - II - OTHER INFORMATION
                          -----------------------------

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedule

            99. Supplementary Information Required Pursuant to Section 9.4 of
                the Partnership Agreement.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended September 30, 2000.



                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

                                         WINTHROP RESIDENTIAL ASSOCIATES II,
                                         -----------------------------------
                                         A LIMITED PARTNERSHIP
                                         ---------------------

                                     BY: ONE WINTHROP PROPERTIES, INC.
                                         Managing General Partner





                                         BY: /s/ Michael L. Ashner
                                             -----------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer



                                         BY: /s/ Thomas C. Staples
                                             -----------------------------------
                                             Thomas C. Staples
                                             Chief Financial Officer

                                             Dated: November 10, 2000



                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

Exhibit Index

      Exhibit                                                        Page No.

27.   Financial Data Schedule                                           -

99.   Supplementary Information Required Pursuant to

      Section 9.4 of the Partnership Agreement.                        12














                                    11 of 12