Form 10KSB
period 2000-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2001-04-09
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2000                            Commission File
                   -----------------                            Number  0-11063
                                                                       --------

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                              04-2742158
-----------------------                               --------------------------
(State of organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, Cambridge, Massachusetts                     02142
--------------------------------------------                   ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,000,000.

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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2001:

                                                        Date of        Number of
Property Name                    Location             Acquisition(1)     Units
-------------                    --------             --------------     -----
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

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                              Principal Balance                                                       Principal
                               at December 31,      Interest     Period                             Balance Due
Property                            2000              Rate      Amortized        Maturity Date      at Maturity
--------                            ----              ----      ---------        -------------      -----------
Whisper Lake                    $11,418,326          7.675%     40 years           4/1/2024                (1)
Sanford Landing                   9,105,635           (2)       40 years           6/1/2024                (1)
Honeywood                         5,467,223           7.5%      40 years           12/1/2019               (1)
Brookside                         1,340,045           7.5%      40 years           2/1/2023                (1)
Southwest
  Parkway                         2,112,654          8.75%      27.5 years         2/1/2007            $1,898,000
Wedgewood Creek                   8,549,031           7.5%      40 years           8/1/2024                (1)
Mountain Vista I, Mountain
Vista II and Cibola
Village(3)                        5,982,627           8.6%      30 years           6/1/2010            $5,300,000
Crofton Village                   9,224,175           8.2%      38 years           9/1/2006            $8,500,000

(1)   Loan at maturity is fully amortized.
(2)   $5,136,358 bears interest at 8.75% and $3,969,277 bears interest at 6.93%.
(3)   These three properties are encumbered by one loan

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

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                         Average Monthly Rental
                             Average Monthly                  Rate per Unit
                             Occupancy Rate

   Property                2000           1999           2000           1999
   --------                ----           ----           ----           ----

Whisper Lake                (1)           (1)             (1)            (1)
Sanford Landing             (1)           (1)             (1)            (1)
Honeywood                   95%           94%            $539           $522
Brookside                   96%           94%            $347           $321
Southwest Parkway           96%           97%            $448           $428
Wedgewood Creek             98%           96%            $783           $758
Mountain Vista I            90%           84%            $535           $544
Mountain Vista II           94%           90%            $552           $553
Cibola Village              93%           88%            $487           $504
Crofton Village             98%           98%            $800           $800

(1)   Information has not been provided by the Local Limited Partnership.

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1999 (in thousands):

                             Gross                                               Federal
                           Carrying      Accumulated                               Tax
   Property                  Value      Depreciation        Rate       Method     Basis
   --------                  -----      ------------        ----       ------     -----
Whisper Lake                $14,250        $9,436        10-25 yrs.     S/L      $1,097
Sanford Landing              $9,043        $6.138         7-25 yrs.     S/L         460
Honeywood                    $6,154        $4,171         5-30 yrs.     S/L         599
Brookside                    $2,038        $1,356        10-25 yrs.     S/L         268
Southwest Parkway            $6,271        $3,884        10-25 yrs.     S/L         898
Wedgewood Creek             $11,249        $7,415        10-25 yrs.     S/L         874
Mountain Vista I,
Mountain Vista II and
Cibola Village(1)            $9,647        $6,253       5-27.5 yrs.     S/L       1,285
Crofton Village             $10,818        $6,989        10-25 yrs.     S/L       1,546

(1) Information is for the Partnership's aggregate Gross Carrying Value, Accumulated Depreciation and Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village.

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

         As of March 2001, there were 2,441 holders of 25,010 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For each of the years ended December 31, 2000 and 1999, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $100,000.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

         As of December 31, 2000, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

         The level of liquidity based on cash and cash equivalents experienced a $394,000 increase at December 31, 2000, as compared to December 31, 1999. The Partnership's $195,000 of net cash provided by operating activities and $297,000 of net cash provided by investing activities was partially offset by $98,000 of cash used in financing activities. Cash provided by investing activities included $475,000 of distributions received from Local Limited Partnerships and $112,000 of insurance proceeds received related to a casualty loss at the Southwest Parkway property which were partially offset by $271,000 of property improvements and a $19,000 increase in replacement reserves. Cash used in financing activities included $52,000 of distributions to partners and $46,000 of mortgage principal payments.

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

         For each of the years ended December 31, 2000 and 1999, Partnership distributions (paid or accrued) aggregated $100,000 ($4.00 per unit) to its limited partners and $5,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

         The mortgage note payable encumbering Southwest Parkway in the amount $2,113,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000, and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,340,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

Results of Operations

         Net income increased by $126,000 for the year ended December 31, 2000, as compared to 1999, due to an increase in income of $216,000 which was partially offset by an increase in expenses of $90,000.

         Income increased for the year ended December 31, 2000, as compared to 1999, primarily due to an increase in rental income of $39,000, an increase in income from Local Limited Partnership cash distributions of $68,000, an increase in interest income of $15,000 and an increase in other income of $94,000. The increase in other income includes an $88,000 gain on a casualty loss at the Southwest Parkway property. During the year ended December 31, 2000, the Partnership received $288,000 and $187,000 of cash distributions from the Local Limited Partnerships which own the Honeywood Apartments and the Crofton Village Apartments, respectively. During the year ended December 31, 1999, the Partnership received cash distributions from the Local Limited Partnerships of $407,000 ($267,000 from Honeywood and $140,000 from Crofton Village). Expenses increased primarily due to an increase in depreciation expense at Southwest Parkway as a result of property improvements made at this property.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at December 31, 2000 are at a fixed rate of interest.

Item 7. Financial Statements


            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 and 1999

                                      INDEX




                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................14

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999.................15

Consolidated Statements of Income for the Years Ended
     December 31, 2000 and 1999..............................................16

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 2000 and 1999..............................................17

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999..............................................18

Notes to Consolidated Financial Statements...................................19

                          Independent Auditors' Report


To the Partners
Winthrop Residential Associates II, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ Imowitz Koenig & Co., LLP


New York, New York
March 1, 2001

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                     2000        1999
                                                                  ----------   ---------
 ASSETS

 Cash and cash equivalents                                        $  1,866     $  1,472
 Escrow deposits                                                       187          253
 Other assets                                                          145          185
 Real estate, net                                                    3,068        3,194
                                                                  ---------    ---------
        Total Assets                                              $  5,266     $  5,104
                                                                  =========    =========
 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:

 Accounts payable, accrued expenses and other liabilities         $    203     $    328
 Distribution payable                                                   79           26
 Loan payable - affiliate                                              501          501
 Mortgage notes payable                                              3,453        3,499
                                                                  ---------    ---------
        Total Liabilities                                            4,236        4,354
                                                                  ---------    ---------
 Minority interest                                                      31           30
                                                                  ---------    ---------
 Partners' Capital:

 Limited Partners -
        Units of Limited Partnership Interest,
        $1,000 stated value per unit; 25,010
        units authorized, issued and outstanding                     1,998        1,733
 General Partners' deficit                                            (999)      (1,013)
                                                                  ---------    ---------
        Total Partners' Capital                                        999          720
                                                                  ---------    ---------
        Total Liabilities and Partners' Capital                   $  5,266     $  5,104
                                                                  =========    =========





                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)


                                                                          YEARS ENDED DECEMBER 31,
                                                                        ---------------------------
                                                                            2000           1999
                                                                        ------------    -----------
 Income:

 Rental income                                                          $     1,319     $     1,280
 Income from Local Limited Partnership cash distributions                       475             407
 Interest income                                                                 67              52
 Other income                                                                   139              45
                                                                        ------------    ------------
        Total income                                                          2,000           1,784
                                                                        ------------    ------------

 Expenses:

 General and administrative                                                     101             100
 Operating                                                                      677             676
 Depreciation                                                                   373             275
 Interest                                                                       293             304
 Management fees                                                                171             169
                                                                        ------------    ------------
        Total expenses                                                        1,615           1,524
                                                                        ------------    ------------

 Net income before minority interest                                            385             260

 Minority interest                                                               (1)             (2)
                                                                        ------------    ------------
 Net income                                                             $       384     $       258
                                                                        ============    ============
 Net income allocated to General Partners                               $        19     $        13
                                                                        ============    ============
 Net income allocated to Limited Partners                               $       365     $       245
                                                                        ============    ============
 Net income per Unit of Limited Partnership Interest                    $     14.59     $      9.80
                                                                        ============    ============
 Distributions per Unit of Limited Partnership Interest                 $      4.00     $      4.00
                                                                        ============    ============



                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                        (In Thousands, Except Unit Data)


                                  Units of
                                  Limited       Limited     General      Total
                                Partnership    Partners'   Partners'   Partners'
                                 Interest       Capital     Deficit     Capital
                                -----------   ----------   ---------   ---------


Balance - December 31, 1998       25,010      $   1,588    $ (1,021)   $   567

     Net income                                     245          13        258
     Distributions                                 (100)         (5)      (105)
                                -----------   ----------   ---------   ---------

Balance - December 31, 1999       25,010          1,733      (1,013)       720

     Net income                                     365          19        384
     Distributions                                 (100)         (5)      (105)
                                -----------   ----------   ---------   ---------

Balance - December 31, 2000       25,010      $   1,998    $   (999)   $   999
                                ===========   ==========   =========   =========




                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                                       2000          1999
                                                                                    -----------    ---------
 Cash Flows from Operating Activities:

 Net income                                                                         $      384     $    258
 Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation                                                                       373          275
        Amortization                                                                         6           14
        Minority interest                                                                    1            2
        Income from Local Limited Partnership cash distributions                          (475)        (407)
        Gain on casualty                                                                   (88)           -

        Changes in assets and liabilities:
          Decrease in escrow deposits                                                       85          179
          Decrease (increase) in other assets                                               34          (27)
          (Decrease) increase in accounts payable, accrued expenses
          and other liabilities                                                           (125)          60
                                                                                    -----------    ---------
        Net cash provided by operating activities                                          195          354
                                                                                    -----------    ---------

 Cash Flows From Investing Activities:

        Distributions received from Local Limited Partnerships                             475          407
        Change in replacement reserve                                                      (19)          25
        Property improvements                                                             (271)        (466)
        Insurance proceeds from casualty                                                   112            -
                                                                                    -----------    ---------
        Net cash provided by (used in) investing activities                                297          (34)
                                                                                    -----------    ---------

 Cash Flows From Financing Activities:

        Mortgage principal payments                                                        (46)         (47)
        Distributions to partners                                                          (52)        (105)
                                                                                    -----------    ---------
        Cash used in financing activities                                                  (98)        (152)
                                                                                    -----------    ---------

 Net increase in cash and cash equivalents                                                 394          168

 Cash and cash equivalents, beginning of year                                            1,472        1,304
                                                                                    -----------    ---------
 Cash and cash equivalents, end of year                                             $    1,866     $  1,472
                                                                                    ===========    =========
 Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                         $      272     $    307
                                                                                    ===========    =========
 Supplemental Disclosure of Non-Cash Financing Activities
        Accrued Distributions to Partners                                           $       79     $     26
                                                                                    ===========    =========




                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Uses of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Real Estate

         Real estate is stated at cost less accumulated depreciation. The Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

         Depreciation

         Depreciation is computed using the straight-line method over estimated useful lives of 15 to 25 years for buildings and improvements and 5 to 10 years for personal property.

         Loan Costs

         At December 31, 2000 and 1999, loan costs of $172,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loan. Accumulated amortization totaled $84,000 and $78,000 at December 31, 2000 and 1999, respectively.

         Investments in Local Limited Partnerships

         The Partnership accounts for its investment in six of the Local Limited Partnerships using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investments in Local Limited Partnerships (continued)

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

         Concentration of Credit Risk

         Principally all of the Partnership's cash and cash equivalents consist of a repurchase agreement and a money market account with original maturity dates of three months or less.

         Segment Reporting

         The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards (continued)

         derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

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

         The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to receive fees from the Partnership equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


3.       TRANSACTIONS WITH RELATED PARTIES (Continued_

         Local Limited Partnerships. The minimum fee is $100,000 per annum. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $100,000 for the years ended December 31, 2000 and 1999. Coordinated Services is affiliated with the management agent of Brookside. For the year ended December 31, 2000 and 1999, the management agent and its affiliates earned management fees, expense reimbursements and other fees of approximately $76,000 and $17,000, respectively.

         As of December 31, 2000 and 1999, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing and is repayable from available cash flow.

4.       REAL ESTATE

         Real estate is comprised of the following:

                                                          December 31,
                                                 ------------------------------

                                                     2000              1999
                                                 -------------    -------------

             Land                                $    318,000     $    318,000
             Buildings, Improvements and
                Personal Property                   7,991,000        7,795,000
                                                 -------------    -------------
                                                    8,309,000        8,113,000
             Accumulated Depreciation              (5,241,000)      (4,919,000)
                                                 -------------    -------------
                                                 $  3,068,000     $  3,194,000
                                                 =============    =============

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


5.       MORTGAGE NOTES PAYABLE

         The mortgage note payable encumbering Southwest Parkway in the amount $2,113,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000, and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,340,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         The estimated fair value of the Partnership's debt approximates its carrying amount.

         Principal payments on the mortgage notes are due as follows:

                          2001                     $     53,000
                          2002                           57,000
                          2003                           62,000
                          2004                           67,000
                          2005                           73,000
                       Thereafter                     3,141,000
                                                   -------------
                                                   $  3,453,000
                                                   =============

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

         As of December 31, 2000, the Partnership's equity interests in six Local Limited Partnerships is summarized, as follows:

                                                                                       Percentage
          Local Limited Partnership                                                    Ownership
          ------------------------------------------------------------------          ------------
          Whisper Lake, Ltd. (Whisper Lake Apartments)                                     99
          Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)                    98
          Honeywood Associates (Honeywood Apartments)                                      95
          Wedgewood Creek Limited Partnership (Wedgewood Creek Apartments)                 99
          First Investment Limited Partnership IX (Mountain Vista I,                       90
             Mountain Vista II and Cibola Village Apartments)
          Crofton Village Limited Partnership (Crofton Village Apartments)                 44

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

         As of December 31, 2000, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships that own eight apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling approximately $49,647,000 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


6.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

   The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            2000         1999
                                                          ---------   ---------
ASSETS

Real estate, at cost:
  Land                                                    $  4,015    $   4,025
  Buildings, net of accumulated depreciation of
  $39,991 and $39,119 in 2000 and 1999, respectively
                                                            16,745       18,872
  Cash and cash equivalents                                  1,998          960
  Other assets, net of accumulated amortization of
  $1,637 and $1,591 in 2000 and 1999, respectively
                                                             3,524        3,226
                                                          ---------   ---------

  Total Assets                                            $ 26,282    $  27,083
                                                          =========   =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                           $  1,582        1,656
  Loans payable                                                473          473
  Mortgage notes payable                                    49,647       49,814
  Accounts payable and accrued expenses                      2,855        2,771
                                                          ---------   ---------

  Total Liabilities                                         54,557       54,714
                                                          ---------   ---------

Partners' Deficit:
  Winthrop Residential Associates II                       (25,740)     (25,106)
  Other partners                                            (2,535)      (2,525)
                                                          ---------   ---------

  Total Deficit                                            (28,275)     (27,631)
                                                          ---------   ---------

Total Liabilities and Partners' Deficit                   $ 26,282    $  27,083
                                                          =========   =========

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


6.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                       2000          1999
                                                    ---------      ---------

Income:

     Rental income                                  $ 12,877       $ 12,308
     Other income                                        528            536
                                                    ---------      ---------

         Total income                                 13,405         12,844
                                                    ---------      ---------

Expenses:

     Interest                                          3,945          3,953
     Depreciation and amortization                     2,364          2,367
     Taxes and insurance                               1,279          1,317
     Other operating expenses                          5,741          5,959
                                                    ---------      ---------

         Total expenses                               13,329         13,596
                                                    ---------      ---------

Net Income (Loss)                                   $     76       $  (752)
                                                    =========      =========

Net loss allocated to
 Winthrop Residential Associates II                 $  (158)       $  (830)
                                                    =========      =========

Net income allocated to other partners              $    234       $     78
                                                    ========       ========

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7.       TAXABLE INCOME

         The Partnership's taxable income differs from net income for financial reporting purposes as follows (in thousands):

                                                              2000        1999
                                                             --------   --------

         Net income for financial reporting purposes         $   384    $   258

              Differences in equity in Local Limited
              Partnership's income/loss for financial
              reporting and tax reporting purposes             1,830      1,239

              Income from Local Limited Partnership cash
              distributions                                    (475)      (407)
                                                             --------   --------

         Taxable income                                      $ 1,739    $ 1,090
                                                             ========   ========

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 or 1999 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                       Position Held with the           Has Served as a Director
Name                   Managing General Partner             or Officer Since
----                   ------------------------             ----------------
Michael L. Ashner      Chief Executive Officer and                1-96
                       Director

Thomas C. Staples      Chief Financial Officer                    1-99

Peter Braverman        Executive Vice President                   1-96

Carolyn Tiffany        Chief Operating Officer and               10-95
                       Clerk

         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b) Security ownership of management.

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 2000 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

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

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $5,285 of cash distributions in 2000 and 1999, respectively.

         For the year ended December 31, 2000 and 1999, the Partnership allocated $32,613 and $20,438 of taxable income to the Managing General Partner and $54,356 and $34,064 to the Associate General Partner, respectively.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of April 2001.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                         By: /s/ Michael L. Ashner
                                             -----------------------------------
                                                 Michael Ashner
                                                 Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name           Title                                    Date
--------------           -----                                    ----

/s/ Michael Ashner       Chief Executive Officer and Director     April 6, 2001
------------------
Michael Ashner

/s/ Thomas Staples       Chief Financial Officer                  April 6, 2001
------------------
Thomas Staples

                                INDEX TO EXHIBITS

Exhibit
  No.                               Title of Document                                     Page
-------                             -----------------                                     -----

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

99.      Supplementary Information required pursuant to Section 9.4 of the Partnership     37
         Agreement.