Form 10QSB
period 2001-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2001-05-15
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                     Maryland                                                 04-2742158
----------------------------------------------------         ---------------------------------------------
          (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
           incorporation or organization)

       Five Cambridge Center, Cambridge, MA                                   02142-1493
----------------------------------------------------         ---------------------------------------------
      (Address of principal executive office)                                 (Zip Code)

          Registrant's telephone number, including area code     (617) 234-3000



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__









                                     1 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 2001   DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                              (UNAUDITED)        2000
                                                            --------------   ------------

Assets

Cash and cash equivalents                                       $ 1,909         $ 1,866
Escrow deposits                                                     220             187
Other assets                                                        143             145
Real estate, net of accumulated depreciation of
      $5,327 in 2001 and $5,241 in 2000                           3,055           3,068
                                                                -------         -------

      Total Assets                                              $ 5,327         $ 5,266
                                                                =======         =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities        $   252         $   203
Distribution payable                                                105              79
Loan payable - affiliate                                            501             501
Mortgage notes payable                                            3,440           3,453
                                                                -------         -------

      Total Liabilities                                           4,298           4,236
                                                                -------         -------

Minority interest                                                    31              31
                                                                -------         -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                             1,997           1,998
General Partners' deficit                                          (999)           (999)
                                                                -------         -------

         Total Partners' Capital                                    998             999
                                                                -------         -------

         Total Liabilities and Partners' Capital                $ 5,327         $ 5,266
                                                                =======         =======


                 See notes to consolidated financial statements.

                                     2 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                               FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,   MARCH 31,
                                                                    2001        2000
                                                                  ---------   ---------
Income:

    Rental income                                                   $326        $325
    Income from Local Limited Partnership cash distributions          67          40
    Interest income                                                   19          14
    Other income                                                      14          11
                                                                    ----        ----

      Total income                                                   426         390
                                                                    ----        ----

Expenses:

    General and administrative                                        21          21
    Operating                                                        178         150
    Depreciation                                                      86          73
    Interest                                                          73          74
    Management fees                                                   43          43
                                                                    ----        ----

      Total expenses                                                 401         361
                                                                    ----        ----


Net income                                                          $ 25        $ 29
                                                                    ====        ====

Net income allocated to General Partners                            $  1        $  1
                                                                    ====        ====

Net income allocated to Limited Partners                            $ 24        $ 28
                                                                    ====        ====

Net income per Unit of Limited Partnership Interest                 $.96       $1.12
                                                                    ====        ====

Distributions per Unit of Limited Partnership Interest             $1.00       $1.00
                                                                    ====        ====











                 See notes to consolidated financial statements.

                                     3 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  UNITS OF
                                                   LIMITED             LIMITED              GENERAL               TOTAL
                                                 PARTNERSHIP          PARTNERS'             PARTNERS'           PARTNERS'
                                                  INTEREST             CAPITAL               DEFICIT             CAPITAL
                                              ------------------  -------------------  ----------------------------------------
Balance - January 1, 2001                                25,010   $            1,998   $            (999)   $              999

    Net income                                                                    24                   1                    25
    Distributions                                                                (25)                 (1)                  (26)
                                              ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2001                                 25,010   $            1,997   $            (999)   $              998
                                              ==================  ===================  ==================   ===================













                 See notes to consolidated financial statements.

                                     4 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,                MARCH 31,
(In Thousands)                                                                        2001                    2000
                                                                              ---------------------    --------------------

Cash Flows from Operating Activities:

Net income                                                                    $                 25     $                29
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation                                                                              86                      73
      Amortization                                                                               2                       2
      Income from Local Limited Partnership cash distributions                                 (67)                    (40)

      Changes in assets and liabilities:
         (Increase) decrease in escrow deposits                                                (24)                     46
         Increase in other assets                                                                -                     (42)
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                                                      49                    (127)
                                                                              ---------------------    --------------------

      Net cash provided by (used in) operating activities                                       71                     (59)
                                                                              ---------------------    --------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnership                                     67                      40
      Change in replacement reserves                                                            (9)                     70
      Property improvements                                                                    (73)                    (22)
                                                                              ---------------------    --------------------

      Net cash (used in) provided by investing activities                                      (15)                     88
                                                                              ---------------------    --------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                              (13)                    (12)
      Distributions to partners                                                                  -                     (26)
                                                                              ---------------------    --------------------

      Cash used in financing activities                                                        (13)                    (38)
                                                                              ---------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                            43                      (9)

Cash and cash equivalents, beginning of period                                               1,866                   1,472
                                                                              ---------------------    --------------------

Cash and cash equivalents, end of period                                      $              1,909     $             1,463
                                                                              =====================    ====================

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                   $                 71     $                73
                                                                              =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued Distributions to Partners                                       $                 26     $                26
                                                                              =====================    ====================


                 See notes to consolidated financial statements.

                                     5 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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
















                                     6 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

              Liquidity and Capital Resources

              As of March 31, 2001, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

              The level of liquidity based on cash and cash equivalents experienced a $43,000 increase at March 31, 2001, as compared to December 31, 2000. The Partnership's $71,000 of net cash provided by operating activities was partially offset by $15,000 of net cash used in investing activities and $13,000 of cash used in financing activities. Cash provided by investing activities included $67,000 of distributions received from a Local Limited Partnership which was more than offset by a $9,000 increase in replacement reserves and $73,000 of property improvements. Cash used in financing activities included $13,000 of mortgage principal payments.




                                     7 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED).

              Liquidity and Capital Resources (Continued)

              The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case-by-case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership.

              For the three months ended March 31, 2001, the partnership accrued distributions aggregating $25,000 to its limited partners ($1.00 per unit) and $1,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

              The mortgage note payable encumbering Southwest Parkway in the amount $2,106,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

              The mortgage note payable encumbering Brookside in the amount of $1,334,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

              Results of Operations

              Net income decreased by $4,000 for the three months ended March 31, 2001, as compared to the comparable period in 2000, due to an increase in income of $36,000, which was more than offset by an increase in expenses of $40,000.

              Income increased for the three months ended March 31, 2001, as compared to the comparable period in 2000, primarily due to an increase in income from Local Limited Partnership cash distributions of $27,000 and an increase in interest income of $5,000. During the three months ended March 31, 2001 and 2000, the Partnership received cash distributions of $67,000 and $40,000, respectively, from the Local Limited Partnership which owns the Crofton Village Apartments. Expenses increased primarily due to an increase in operating expenses of $28,000 and an increase in depreciation expense of $13,000 at the Partnership's Subsidiaries.


                                     8 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED).

              Recently Issued Accounting Standards

              The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at March 31, 2001 are at a fixed rate of interest.



























                                     9 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                          PART - II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits:

                      99.    Supplementary Information Required Pursuant to
                             Section 9.4 of the Partnership Agreement.

                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed during the period ended March 31, 2001.




































                                    10 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

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


                                             WINTHROP RESIDENTIAL ASSOCIATES II,
                                             A LIMITED PARTNERSHIP


                                    BY:     ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner



                                            BY: /s/ Michael L. Ashner
                                                -------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer



                                            BY: /s/ Thomas C. Staples
                                                -------------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated:   May 14, 2001






















                                    11 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


Exhibit Index


      Exhibit                                                 Page No.
      -------                                                 --------

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                  13




































                                    12 of 13

                                                                      EXHIBIT 99

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001




SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

             1.   Statement of Cash Available for Distribution for the three months ended March 31, 2001:

                   Net Income                                                                    $           25,000
                   Add:     Depreciation                                                                     86,000
                            Amortization                                                                      2,000

                   Less:    Cash to reserves                                                                (87,000)
                                                                                                 ------------------

                   Cash Available for Distribution                                               $           26,000
                                                                                                 ==================

                   Distributions allocated to General Partners                                   $            1,000
                                                                                                 ==================

                   Distributions allocated to Limited Partners                                   $           25,000
                                                                                                 ==================

             2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the three months ended March 31, 2001:

                         Entity Receiving                                Form of
                           Compensation                                Compensation                           Amount
                   -----------------------------    ---------------------------------------------------   ----------------
                   General Partners                 Interest in Cash Available for Distribution           $         1,000

                   WFC Realty Co., Inc.
                   (Initial Limited Partner)        Interest in Cash Available for Distribution                         5












                                    13 of 13