Form 10QSB
period 2001-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2001-08-13
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
        (Exact name of small business issuer as specified in its charter)


                     Maryland                                                 04-2742158
----------------------------------------------------         ---------------------------------------------
          (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
           incorporation or organization)

     7 Bulfinch Place, Suite 500, Boston, MA                                   02114-9507
----------------------------------------------------         ---------------------------------------------
       (Address of principal executive office)                                 (Zip Code)

       Registrant's telephone number, including area code     (617)-570-4600
                                                             ---------------------------------------------


           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
 -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____




                                     1 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30, 2001             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                     (UNAUDITED)                 2000
                                                                                ---------------------   ---------------------
Assets
------

Cash and cash equivalents                                                       $              2,029     $             1,866
Escrow deposits                                                                                  246                     187
Other assets                                                                                     223                     145
Real estate, net of accumulated depreciation
   of $5,415 in 2001 and $5,241 in 2000                                                        3,029                   3,068
                                                                                ---------------------   --------------------
      Total Assets                                                              $              5,527     $             5,266
                                                                                =====================   ====================
Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities                        $                239     $               203
Distribution payable                                                                              52                      79
Loan payable - affiliate                                                                         501                     501
Mortgage notes payable                                                                         3,427                   3,453
                                                                                ---------------------    --------------------
      Total Liabilities                                                                        4,219                   4,236
                                                                                ---------------------    --------------------
Minority interest                                                                                 31                      31
                                                                                ---------------------    --------------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
    issued and outstanding                                                                     2,261                   1,998
General Partners' deficit                                                                       (984)                   (999)
                                                                                ---------------------    --------------------

         Total Partners' Capital                                                               1,277                     999
                                                                                ---------------------    --------------------

         Total Liabilities and Partners' Capital                                $              5,527     $             5,266
                                                                                =====================    ====================


                 See notes to consolidated financial statements.

                                     2 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                    FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,        JUNE 30,           JUNE 30,
                                                                    2001                  2000            2001               2000
                                                                  --------              --------        --------           --------
Income:

    Rental income                                                 $    331              $    322        $    657           $    647
    Income from Local Limited Partnership cash distributions           357                   180             424                220
    Interest income                                                     18                    15              37                 29
    Other income                                                        14                    13              28                 24
                                                                  --------              --------        --------           --------
      Total income                                                     720                   530           1,146                920
                                                                  ---------             --------        --------           --------
Expenses:

    General and administrative                                          37                    36              58                 57
    Operating                                                          171                   146             349                296
    Depreciation                                                        88                    78             174                151
    Interest                                                            74                    75             147                149
    Management fees                                                     45                    42              88                 85
                                                                  --------              --------        --------           --------
      Total expenses                                                   415                   377             816                738
                                                                  --------              --------        --------           --------
Net income before minority interest                                    305                   153             330                182

Minority interest                                                        -                    (1)              -                 (1)
                                                                  --------              ---------       --------           --------

Net income                                                        $    305              $    152        $    330           $    181
                                                                  ========              ========        ========           ========
Net income allocated to General Partners                          $     16              $      8        $     17           $      9
                                                                  ========              ========        ========           ========
Net income allocated to Limited Partners                          $    289              $    144        $    313           $    172
                                                                  ========              ========        ========           ========
Net income per Unit of Limited Partnership Interest               $  11.55              $   5.76        $  12.51           $   6.88
                                                                  ========              ========        ========           ========
Distributions per Unit of Limited Partnership Interest            $   1.00              $   1.00        $   2.00           $   2.00
                                                                  ========              ========        ========           ========



                 See notes to consolidated financial statements.

                                     3 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                             UNITS OF
                                             LIMITED               LIMITED               GENERAL                TOTAL
                                           PARTNERSHIP            PARTNERS'             PARTNERS'             PARTNERS'
                                             INTEREST              CAPITAL               DEFICIT               CAPITAL
                                        -------------------   -------------------   -------------------   -------------------

Balance - January 1, 2001                           25,010    $            1,998    $             (999)   $              999

    Net income                                           -                   313                    17                   330
    Distributions                                        -                   (50)                   (2)                  (52)
                                        -------------------   -------------------   -------------------   -------------------

Balance - June 30, 2001                             25,010    $            2,261    $             (984)   $            1,277
                                        ===================   ===================   ===================   ===================


                 See notes to consolidated financial statements.

                                     4 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                         FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,                JUNE 30,
(In Thousands)                                                                          2001                    2000
                                                                                ---------------------    --------------------
Cash Flows from Operating Activities:

Net income                                                                      $                330     $               181
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                               174                     151
      Amortization                                                                                 5                       9
      Minority interest                                                                            -                       1
      Income from Local Limited Partnership cash distributions                                  (424)                   (220)

      Changes in assets and liabilities:
         (Increase) decrease in escrow deposits                                                  (35)                     37
         Increase in other assets                                                                (83)                    (30)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                                                36                     (97)
                                                                                ---------------------    --------------------
       Net cash provided by operating activities                                                    3                      32
                                                                                ---------------------    --------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                     424                     220
      Change in replacement reserve                                                              (24)                      7
      Property improvements                                                                     (135)                    (71)
                                                                                ---------------------    --------------------
      Net cash provided by investing activities                                                  265                     156
                                                                                ---------------------    --------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                                (26)                    (22)
      Distributions to partners                                                                  (79)                    (52)
                                                                                ---------------------    --------------------
      Cash used in financing activities                                                         (105)                    (74)
                                                                                ---------------------    --------------------

Net increase in cash and cash equivalents                                                        163                     114
Cash and cash equivalents, beginning of period                                                 1,866                   1,472
                                                                                ---------------------    --------------------
Cash and cash equivalents, end of period                                        $              2,029     $             1,586
                                                                                =====================    ====================
Supplemental Disclosure of Cash Flow Information:
      Interest paid in cash                                                     $                143     $               143
                                                                                =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distributions to partners                                         $                 52     $                26
                                                                                =====================    ====================

                 See notes to consolidated financial statements.

                                     5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

         The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                                     6 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

              Liquidity and Capital Resources

              As of June 30, 2001, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

              The level of liquidity based on cash and cash equivalents experienced a $163,000 increase at June 30, 2001, as compared to December 31, 2000. The Partnership's $3,000 of net cash provided by operating activities and $265,000 of net cash provided by investing activities was partially offset by $105,000 of net cash used in financing activities. Cash provided by investing activities included $424,000 of distributions received from Local Limited Partnerships which was partially offset by a $24,000 increase in replacement reserves and $135,000 of property improvements. Cash used in financing activities included $26,000 of mortgage principal payments and $79,000 of distributions to partners.



                                     7 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

              For the six months ended June 30, 2001, the partnership accrued distributions aggregating $50,000 to its limited partners ($2.00 per unit) and $2,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

              The mortgage note payable encumbering Southwest Parkway in the amount $2,099,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

              The mortgage note payable encumbering Brookside in the amount of $1,328,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

              Results of Operations

              Net income increased by $149,000 for the six months ended June 30, 2001, as compared to the comparable period in 2000, due to an increase in income of $226,000, which was partially offset by an increase in expenses of $78,000.

              Income increased for the six months ended June 30, 2001, as compared to the comparable period in 2000, primarily due to an increase in income from Local Limited Partnership cash distributions of $204,000. During the six months ended June 30, 2001 and 2000, the Partnership received cash distributions of $424,000 and $220,000, respectively, from the Local Limited Partnerships. Expenses increased primarily due to an increase in various operating expenses of $53,000 and an increase in depreciation expense of $23,000 as a result of property improvements at the Partnership's Subsidiaries.

                                     8 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED).

              Recently Issued Accounting Standards

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

              In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

              In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at June 30, 2001 are at a fixed rate of interest.

                                     9 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

                          PART - II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  99. Supplementary Information Required Pursuant to Section 9.4
                      of the Partnership Agreement.

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2001.


                                    10 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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


                                            WINTHROP RESIDENTIAL ASSOCIATES II,
                                            A LIMITED PARTNERSHIP


                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner



                                            BY: /s/ Michael L. Ashner
                                                -------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer



                                            BY: /s/ Thomas C. Staples
                                                -------------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated:   August 10, 2001



                                    11 of 13

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


Exhibit Index


      Exhibit                                                           Page No.
      -------                                                           --------
99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                            13






                                    12 of 13