Form 10QSB
period 2001-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2001-11-13
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001
                                         ------------------

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
        (Exact name of small business issuer as specified in its charter)

                Maryland                                 04-2742158
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
------------------------------------------  ------------------------------------
 (Address of principal executive office)                 (Zip Code)


        Registrant's telephone number, including area code   (617)-570-4600
                                                             --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     1 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS                                             SEPTEMBER 30,
                                                                            2001                DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                        (UNAUDITED)                 2000
                                                                    ---------------------    --------------------
Assets
------

Cash and cash equivalents                                           $              2,113     $             1,866
Escrow deposits                                                                      267                     187
Other assets                                                                         197                     145
Real estate, net of accumulated depreciation
   of $5,505 in 2001 and $5,241 in 2000                                            3,002                   3,068
                                                                    ---------------------    --------------------
      Total Assets                                                   $             5,579     $             5,266
                                                                    =====================    ====================


Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities            $                300     $               203
Distributions payable                                                                 79                      79
Loan payable - affiliate                                                             501                     501
Mortgage notes payable                                                             3,414                   3,453
                                                                    ---------------------    --------------------

      Total Liabilities                                                            4,294                   4,236
                                                                    ---------------------    --------------------

Minority interest                                                                     31                      31
                                                                    ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
   issued and outstanding                                                          2,240                   1,998
General Partners' deficit                                                           (986)                   (999)
                                                                    ---------------------    --------------------

         Total Partners' Capital                                                   1,254                     999
                                                                    ---------------------    --------------------

         Total Liabilities and Partners' Capital                     $             5,579     $             5,266
                                                                    =====================    ====================


                 See notes to consolidated financial statements.

                                     2 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2001           2000             2001            2000
                                                                  -----------     -----------      -----------     -----------
Income:

    Rental income                                                 $       333     $       320      $       990     $       967
    Income from Local Limited Partnership cash distributions               66              53              490             273
    Interest income                                                        22              18               59              47
    Other income                                                           16              14               44              38
                                                                  -----------     -----------      -----------     -----------

      Total income                                                        437             405            1,583           1,325
                                                                  -----------     -----------      -----------     -----------

Expenses:

    General and administrative                                             29              25               87              82
    Operating                                                             193             165              542             461
    Depreciation                                                           90              81              264             232
    Interest                                                               73              73              220             222
    Management fees                                                        48              43              136             128
                                                                  -----------     -----------      -----------     -----------

      Total expenses                                                      433             387            1,249           1,125
                                                                  -----------     -----------      -----------     -----------

Net income before minority interest                                         4              18              334             200

Minority interest                                                        --                (1)            --                (2)
                                                                  -----------     -----------      -----------     -----------

Net income                                                        $         4     $        17      $       334     $       198
                                                                  ===========     ===========      ===========     ===========

Net income allocated to General Partners                          $      --       $         1      $        17     $        10
                                                                  ===========     ===========      ===========     ===========

Net income allocated to Limited Partners                          $         4     $        16      $       317     $       188
                                                                  ===========     ===========      ===========     ===========

Net income per Unit of Limited Partnership Interest               $       .16     $       .64      $     12.67     $      7.52
                                                                  ===========     ===========      ===========     ===========

Distributions per Unit of Limited Partnership Interest            $      1.00     $      1.00      $      3.00     $      3.00
                                                                  ===========     ===========      ===========     ===========


                 See notes to consolidated financial statements.

                                     3 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                             UNITS OF
                                             LIMITED               LIMITED               GENERAL                TOTAL
                                           PARTNERSHIP            PARTNERS'             PARTNERS'             PARTNERS'
                                             INTEREST              CAPITAL               DEFICIT               CAPITAL
                                        -------------------   -------------------   -------------------   -------------------

Balance - January 1, 2001                           25,010    $            1,998    $             (999)   $              999

    Net income                                           -                   317                    17                   334
    Distributions                                        -                   (75)                   (4)                  (79)
                                        -------------------   -------------------   -------------------   -------------------

Balance - September 30, 2001                        25,010    $            2,240    $             (986)   $            1,254
                                        ===================   ===================   ===================   ===================



                 See notes to consolidated financial statements.

                                     4 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                 FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,            SEPTEMBER 30,
(IN THOUSANDS)                                                                   2001                    2000
                                                                         ---------------------    --------------------
Cash Flows from Operating Activities:

Net income                                                               $                334     $               198
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                        264                     232
      Amortization                                                                          7                      11
      Minority interest                                                                     -                       2
      Income from Local Limited Partnership cash distributions                           (490)                   (273)
      Changes in assets and liabilities:
         Increase in escrow deposits                                                      (52)                    (56)
         Increase in other assets                                                         (59)                    (26)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                                         97                     (64)
                                                                         ---------------------    --------------------

      Net cash provided by operating activities                                           101                      24
                                                                         ---------------------    --------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                              490                     273
      Change in replacement reserve                                                       (28)                     55
      Property improvements                                                              (198)                   (118)
                                                                         ---------------------    --------------------

      Net cash provided by investing activities                                           264                     210
                                                                         ---------------------    --------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                         (39)                    (34)
      Distributions to partners                                                           (79)                    (52)
                                                                         ---------------------    --------------------

      Cash used in financing activities                                                  (118)                    (86)
                                                                         ---------------------    --------------------

Net increase in cash and cash equivalents                                                 247                     148

Cash and cash equivalents, beginning of period                                          1,866                   1,472
                                                                         ---------------------    --------------------

Cash and cash equivalents, end of period                                 $              2,113     $             1,620
                                                                         =====================    ====================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
      Interest paid in cash                                              $                214     $               216
                                                                         =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------
      Accrued distributions to partners                                  $                 79     $                53
                                                                         =====================    ====================


                 See notes to consolidated financial statements.

                                     5 of 14

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

     The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                                     6 of 14

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ----------------------------------------------------------

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

          Liquidity and Capital Resources
          -------------------------------

          As of September 30, 2001, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

          The level of liquidity based on cash and cash equivalents experienced a $247,000 increase at September 30, 2001, as compared to December 31, 2000. The Partnership's $101,000 of net cash provided by operating activities and $264,000 of net cash provided by investing activities was partially offset by $118,000 of cash used in financing activities. Cash provided by investing activities included $490,000 of distributions received from Local Limited Partnerships which was partially offset by a $28,000 increase in replacement reserves and $198,000 of property improvements. Cash used in financing activities included $39,000 of mortgage principal payments and $79,000 of distributions to partners.

                                     7 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).
          ----------------------------------------------------------------------

          Liquidity and Capital Resources (Continued)
          -------------------------------------------

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

          For the nine months ended September 30, 2001, the Partnership accrued distributions aggregating $75,000 to its limited partners ($3.00 per unit) and $4,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

          The mortgage note payable encumbering Southwest Parkway in the amount $2,092,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

          The mortgage note payable encumbering Brookside in the amount of $1,322,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

          Results of Operations
          ---------------------

          Net income increased by $136,000 for the nine months ended September 30, 2001, as compared to the comparable period in 2000, due to an increase in income of $258,000 and a decrease in minority interest of $2,000, which was partially offset by an increase in expenses of $124,000.

          Income increased for the nine months ended September 30, 2001, as compared to the comparable period in 2000, primarily due to an increase in income from Local Limited Partnership cash distributions of $217,000. During the nine months ended September 30, 2001 and 2000, the Partnership received cash distributions of $490,000 and $273,000, respectively, from the Local Limited Partnerships. Expenses increased primarily due to an increase in operating expenses of $81,000 and an increase in depreciation expense of $32,000 as a result of property improvements at the Subsidiaries' properties.

                                     8 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).
          ----------------------------------------------------------------------

          Recently Issued Accounting Standards
          ------------------------------------

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

          In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not effect the Partnership's financial statements.

          In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

                                     9 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).
          ----------------------------------------------------------------------

          Quantitative and Qualitative Disclosures of Market Risk
          -------------------------------------------------------

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at September 30, 2001 are at a fixed rate of interest.







                                    10 of 14

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


                          PART - II - OTHER INFORMATION
                          -----------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended September 30, 2001.





                                    11 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


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


                                        WINTHROP RESIDENTIAL ASSOCIATES II,
                                        -----------------------------------
                                        A LIMITED PARTNERSHIP
                                        ---------------------

                                        BY:  ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                             BY: /s/ Michael L. Ashner
                                                 -------------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                             BY: /s/ Thomas C. Staples
                                                 -------------------------------
                                                 Thomas C. Staples
                                                 Chief Financial Officer

                                                 Dated: November 9, 2001




                                    12 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------



Exhibit Index


          Exhibit                                                 Page No.
          -------                                                 --------

99.       Supplementary Information Required Pursuant to
          Section 9.4 of the Partnership Agreement.                 14










                                    13 of 14