Form 10KSB
period 2001-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2002-04-01
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2001                           Commission File
                   -----------------
                                                               Number  0-11063
                                                                       -------
            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                                      04-2742158
------------------------                                   --------------------
(State of organization)                               (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts         02114
-----------------------------------------------------------------     ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number including area code: (617) 570-4600
                                                   --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,149,000

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------


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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2002.


Property Name                           Location                  Date of Acquisition(1)         Number of Units
-------------                           --------                  ----------------------         ---------------
Whisper Lake Apartments                 Orlando, FL                       2/24/82                      400

Sanford Landing Apartments              Sanford, FL                       4/06/82                      264

Honeywood Apartments                    Roanoke, VA                       1/05/83                      300

Brookside Apartments (2)                Sylacauga, AL                     4/20/82                       80

Southwest Parkway Apartments (3)        Wichita Falls, TX                 6/22/82                      200

Wedgewood Creek Apartments              Gurnee, IL                        6/24/82                      198

Mountain Vista I (4)                    Albuquerque, NM                  10/28/82                      124

Mountain Vista II (4)                   Albuquerque, NM                  10/28/82                       96

Cibola Village Apartments (4)           Albuquerque, NM                  10/28/82                      128

Crofton Village Apartments              Crofton, MD                      10/04/82                      258


--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership
(2)      Consolidated effective November 1, 1998
(3)      Consolidated effective January 1, 1997
(4)      Properties are owned by First Investment Limited Partnership IX

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                              Principal Balance                                                   Principal
                               at December 31,      Interest    Period                            Balance Due
Property                            2001              Rate      Amortized      Maturity Date      at Maturity
--------                            ----              ----     -----------     ------------       -----------
Whisper Lake                         $11,235,000     7.675%     40 years           4/1/2024             (1)
Sanford Landing                        9,106,000      (2)       40 years           6/1/2024             (1)
Honeywood                              5,233,000      7.5%      40 years           12/1/2019            (1)
Brookside                              1,316,000      7.5%      40 years           2/1/2023             (1)
Southwest
  Parkway                              2,085,000     8.75%      27.5 years         2/1/2007         $1,898,000
Wedgewood Creek                        8,413,000      7.5%      40 years           8/1/2024             (1)
Mountain Vista I, Mountain
Vista II and Cibola
Village(3)                             5,944,000      8.6%      30 years           6/1/2010         $5,300,000
Crofton Village                        9,115,000      8.2%      38 years           9/1/2006         $8,500,000


(1)      Loan at maturity is fully amortized.
(2) $5,136,358 bears interest at 8.75% and $3,969,277 bears interest at 6.93%.
(3)      These three properties are encumbered by one loan

         The following table sets forth the Partnership's ownership interest in each of the Local Limited Partnerships:

                        Apartment Complexes Owned by
                       The Local Limited Partnerships       Ownership Interest
                       ------------------------------      --------------------
          Whisper Lake Apartments                                   99%
          Sanford Landing Apartments                                98%
          Honeywood Apartments                                      95%
          Brookside Apartments                                      99%
          Southwest Parkway Apartments                              99%
          Wedgewood Creek Apartments                                99%
          Mountain Vista I                                          90%
          Mountain Vista II                                         90%
          Cibola Village Apartments                                 90%
          Crofton Village Apartments                                44%

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                         Average Monthly
                             Average Monthly                  Rental
                             Occupancy Rate                Rate per Unit
                           -------------------           -------------------
            Property       2001           2000           2001           2000
            --------       ----           ----           ----           ----

Whisper Lake                96%           99%            $703           $695
Sanford Landing             96%           96%            $643           $640
Honeywood                   93%           95%            $597           $539
Brookside                   98%           96%            $361           $347
Southwest Parkway           96%           96%            $450           $448
Wedgewood Creek             97%           98%            $847           $783
Mountain Vista I            92%           90%            $557           $535
Mountain Vista II           91%           94%            $563           $552
Cibola Village              94%           93%            $484           $487
Crofton Village             96%           98%            $881           $800

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2001 (in thousands):

                                      Gross                                                               Federal
                                    Carrying            Accumulated                                         Tax
          Property                    Value            Depreciation         Rate            Method         Basis
          --------                    -----            ------------         ----            ------         -----

Whisper Lake                         $14,250              $9,949           10-25 yrs.         S/L          $1,093
Sanford Landing                      $9,043               $6,475            7-25 yrs.         S/L            $460
Honeywood                            $6,154               $4,363            5-30 yrs.         S/L            $599
Brookside                            $2,038               $1,431           10-25 yrs.         S/L            $260
Southwest Parkway                    $6,506               $4,170           10-25 yrs.         S/L            $993
Wedgewood Creek                      $11,290              $7,861           10-25 yrs.         S/L            $861
Mountain Vista I, Mountain
Vista II and Cibola
Village(1)                           $9,561               $6,639          5-27.5 yrs.         S/L          $1,310
Crofton Village                      $10,888              $7,418           10-25 yrs.         S/L          $1,489



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

                                     PART II
                                     -------


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
------   -----------------------------------------------------------------

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 2002, there were 2,408 holders of 25,010 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For each of the years ended December 31, 2001 and 2000, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $100,000.

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


Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

         The level of liquidity based on cash and cash equivalents experienced a $455,000 increase at December 31, 2001, as compared to December 31, 2000. The Partnership's $244,000 net cash provided by operating activities and $343,000 of net cash provided by investing activities was partially offset by $132,000 of cash used in financing activities. Cash provided by investing activities included $642,000 of distributions received from Local Limited Partnerships which was partially offset by $235,000 of property improvements and a $64,000 increase in replacement reserves. Cash used in financing activities included $79,000 of distributions to partners and $53,000 of mortgage principal payments.

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

         For each of the years ended December 31, 2001 and 2000, Partnership distributions (paid or accrued) aggregated $100,000 ($4.00 per unit) to its limited partners and $5,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries.

         The mortgage note payable encumbering Southwest Parkway in the amount $2,085,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000, and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,315,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

Results of Operations
---------------------

         Net income increased by $82,000 for the year ended December 31, 2001, as compared to 2000, due to an increase in income of $149,000 and a decrease in minority interest of $1,000, which was partially offset by an increase in expenses of $68,000.

         Income increased for the year ended December 31, 2001, as compared to 2000, due to an increase in rental income of $29,000, an increase in income from Local Limited Partnership cash distributions of $167,000 and an increase in interest income of $7,000 which were partially offset by a decrease in other income of $54,000. The decrease in other income is due to an $88,000 gain recorded in 2000 on a casualty loss at the Southwest Parkway property. During the year ended December 31, 2001, the Partnership received $144,000, $231,000 and $267,000 of cash distributions from the Local Limited Partnerships which own the Whisper Lake Apartments, Honeywood Apartments, and the Crofton Village Apartments, respectively. During the year ended December 31, 2000, the Partnership received cash distributions from the Local Limited Partnerships of $475,000 ($288,000 from Honeywood and $187,000 from Crofton Village). Expenses increased primarily due to an increase in operating expenses of $61,000 at the Subsidiaries' properties.

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at December 31, 2001 are at a fixed rate of interest.

Item 7.  Financial Statements
         -------------------

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2001 and 2000
                     --------------------------------------

                                      INDEX
                                      -----


                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report...........................................................................     15

Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................     16

Consolidated Statements of Income for the Years Ended
     December 31, 2001 and 2000........................................................................     17

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 2001 and 2000........................................................................     18

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000........................................................................     19

Notes to Consolidated Financial Statements.............................................................     20


                          Independent Auditors' Report
                          ----------------------------


To the Partners
Winthrop Residential Associates II, A Limited Partnership


We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
March 1, 2002


                          WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         ----------------------------------------------------------

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                     (In Thousands, Except Unit Data)

                                                                             DECEMBER 31,
                                                                    -----------------------------
                                                                            2001         2000
                                                                    ------------    -------------
 ASSETS

 Cash and cash equivalents                                          $     2,321      $     1,866
 Escrow deposits                                                            296              187
 Other assets                                                               169              145
 Real estate, net                                                         2,943            3,068
                                                                    ------------    -------------
           Total Assets                                             $     5,729      $     5,266
                                                                    ============    =============

 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:

 Accounts payable, accrued expenses and other liabilities           $       332      $       203
 Distribution payable                                                       105               79
 Loan payable - affiliate                                                   501              501
 Mortgage notes payable                                                   3,400            3,453
                                                                    ------------    -------------
           Total Liabilities                                              4,338            4,236
                                                                    ------------    -------------
 Minority interest                                                           31               31
                                                                    ------------    -------------
 Partners' Capital:

 Limited Partners -
           Units of Limited Partnership Interest,
           $1,000 stated value per unit; 25,010
           units authorized, issued and outstanding                       2,341            1,998
 General Partners' deficit                                                 (981)            (999)
                                                                    ------------    -------------
           Total Partners' Capital                                        1,360              999
                                                                    ------------    -------------
           Total Liabilities and Partners' Capital                  $     5,729      $     5,266
                                                                    ============    =============




                 See notes to consolidated financial statements.

                      WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                      ---------------------------------------------------------

                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------
                                   (In Thousands, Except Unit Data)


                                                                       YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                       2001             2000
                                                                  --------------    --------------
 Income:

 Rental income                                                    $       1,348      $      1,319
 Income from Local Limited Partnership cash distributions                   642               475
 Interest income                                                             74                67
 Other income                                                                85               139
                                                                  --------------    --------------
           Total income                                                   2,149             2,000
                                                                  --------------    --------------
 Expenses:

 General and administrative                                                 107               101
 Operating                                                                  738               677
 Depreciation                                                               360               373
 Interest                                                                   294               293
 Management fees                                                            184               171
                                                                  --------------    --------------
           Total expenses                                                 1,683             1,615
                                                                  --------------    --------------
 Net income before minority interest                                        466               385
 Minority interest                                                            -                (1)
                                                                  --------------    --------------

 Net income                                                       $         466      $        384
                                                                  ==============     =============
 Net income allocated to General Partners                         $          23      $         19
                                                                  ==============     =============
 Net income allocated to Limited Partners                         $         443      $        365
                                                                  ==============     =============
 Net income per Unit of Limited Partnership Interest              $       17.71      $      14.59
                                                                  ==============     =============
 Distributions per Unit of Limited Partnership Interest           $        4.00      $       4.00
                                                                  ==============    ==============




                 See notes to consolidated financial statements.
                                                                              17

                                   WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                                   ---------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                         --------------------------------------------
                                            YEARS ENDED DECEMBER 31, 2001 AND 2000
                                            --------------------------------------
                                                (In Thousands, Except Unit Data)

                                                      Units of
                                                       Limited      Limited        General          Total
                                                      Partnership   Partners'      Partners'       Partners'
                                                       Interest     Capital         Deficit         Capital
                                                     -----------   -----------   ------------     -----------

 Balance - January 1, 2000                               25,010    $    1,733    $    (1,013)     $      720

      Net income                                                          365             19             384
      Distributions                                                      (100)            (5)           (105)
                                                     -----------   -----------   ------------     -----------

 Balance - December 31, 2000                             25,010         1,998           (999)            999

      Net income                                                          443             23             466
      Distributions                                                      (100)            (5)           (105)
                                                     -----------   -----------   ------------     -----------
 Balance - December 31, 2001                             25,010    $    2,341    $      (981)     $    1,360
                                                     ===========   ===========   ============     ===========



                See notes to consolidated financial statements.

                             WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                             ---------------------------------------------------------

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                                  (In Thousands)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                      2001              2000
                                                                                 --------------    -------------
 Cash Flows from Operating Activities:

 Net income                                                                      $         466     $        384
 Adjustments to reconcile net income to net cash
   provided by operating activities:
          Depreciation                                                                     360              373
          Amortization                                                                      10                6
          Minority interest                                                                  -                1
          Income from Local Limited Partnership cash distributions                        (642)            (475)
          Gain on casualty                                                                   -              (88)

          Changes in assets and liabilities:
            (Increase) decrease in escrow deposits                                         (45)              85
            (Increase) decrease in other assets                                            (34)              34
            Increase (decrease) in accounts payable, accrued expenses
            and other liabilities                                                          129             (125)
                                                                                 --------------    -------------
          Net cash provided by operating activities                                        244              195
                                                                                 --------------    -------------
 Cash Flows From Investing Activities:

          Distributions received from Local Limited Partnerships                           642              475
          Change in replacement reserve                                                    (64)             (19)
          Property improvements                                                           (235)            (271)
          Insurance proceeds from casualty                                                   -              112
                                                                                 --------------    -------------
          Net cash provided by investing activities                                        343              297
                                                                                 --------------    -------------
Cash Flows From Financing Activities:

          Mortgage principal payments                                                      (53)             (46)
          Distributions to partners                                                        (79)             (52)
                                                                                 --------------    -------------
          Cash used in financing activities                                               (132)             (98)
                                                                                 --------------    -------------
 Net increase in cash and cash equivalents                                                 455              394
 Cash and cash equivalents, beginning of year                                            1,866            1,472
                                                                                 --------------    -------------
 Cash and cash equivalents, end of year                                          $       2,321     $      1,866
                                                                                 ==============    =============
 Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                      $         269     $        272
                                                                                 ==============    =============
 Supplemental Disclosure of Non-Cash Financing Activities
          Accrued distributions to partners                                      $         105     $         79
                                                                                 ==============    =============




                 See notes to consolidated financial statements.
                                                                              19

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         Organization
         ------------

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

         Consolidation
         -------------

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

         Cash and Cash Equivalents
         -------------------------

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short term nature.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

         Use of Estimates (Continued)
         ----------------------------

         estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

         Real Estate
         -----------

         Real estate is stated at cost, adjusted for depreciation and impairment of value. The Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

         Depreciation
         ------------

         Depreciation is computed using the straight-line method over estimated useful lives of 15 to 25 years for buildings and improvements and 5 to 10 years for personal property.

         Loan Costs
         ----------

         At December 31, 2001 and 2000, loan costs of $172,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loan. Accumulated amortization totaled $94,000 and $84,000 at December 31, 2001 and 2000, respectively.

         Investments in Local Limited Partnerships
         -----------------------------------------

         The Partnership accounts for its investment in six of the Local Limited Partnerships using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Equity in the loss of Local Limited Partnerships and amortization of investment costs are not recognized to the extent that the investment balance would become negative, since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

         Net Income Per Limited Partnership Unit
         ---------------------------------------

         Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,010 units outstanding.

         Income Taxes
         ------------

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

         Concentration of Credit Risk
         ----------------------------

         Principally all of the Partnership's cash and cash equivalents consist of a repurchase agreement and a money market account with original maturity dates of three months or less.

         Segment Reporting
         -----------------

         The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Recently Issued Accounting Standards
         ------------------------------------

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement are generally to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

2.       ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS
         -----------------------------------------------

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

3.       TRANSACTIONS WITH RELATED PARTIES
         ---------------------------------

         One Winthrop Properties, Inc. (the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

         The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to receive fees from the Partnership equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The minimum fee is $100,000 per annum. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $100,000 for the years ended December 31, 2001 and 2000. Coordinated Services is affiliated with the management agent of Brookside. For the year ended December 31, 2001 and 2000, the management agent and its affiliates earned management fees, expense reimbursements and other fees of approximately $85,000 and $76,000, respectively.

         As of December 31, 2001 and 2000, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing and is repayable from available cash flow.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

4.       REAL ESTATE
         -----------

         Real estate is comprised of the following:

                                                                                       December 31,
                                                                 -------------------------------------------------------

                                                                            2001                           2000
                                                                 --------------------------      -----------------------

                     Land                                          $          318,000              $        318,000
                     Buildings, Improvements and
                        Personal Property                                   8,226,000                     7,991,000
                                                                 --------------------------      -----------------------
                                                                            8,544,000                     8,309,000
                     Accumulated Depreciation                              (5,601,000)                   (5,241,000)
                                                                 --------------------------      -----------------------
                                                                   $        2,943,000              $      3,068,000
                                                                 ==========================      =======================

5.       MORTGAGE NOTES PAYABLE
         ----------------------

         The mortgage note payable encumbering Southwest Parkway in the amount of $2,085,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000, and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,315,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         The estimated fair value of the Partnership's debt approximates its carrying amount.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


5.       MORTGAGE NOTES PAYABLE (Continued)
         ----------------------------------

         Principal payments on the mortgage notes are due as follows:

                               2002            $         57,000
                               2003                      62,000
                               2004                      67,000
                               2005                      73,000
                               2006                      79,000
                            Thereafter                3,062,000
                                               ----------------
                                               $      3,400,000
                                               ================


6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
         -----------------------------------------

         As of December 31, 2001, the Partnership's equity interests in six Local Limited Partnerships is summarized, as follows:

Local Limited Partnership                                                    Percentage Ownership

Whisper Lake, Ltd. (Whisper Lake Apartments)                                              99
Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)                             98
Honeywood Associates (Honeywood Apartments)                                               95
Wedgewood Creek Limited Partnership (Wedgewood Creek                                      99
   Apartments)
First Investment Limited Partnership IX (Mountain Vista I,                                90
   Mountain Vista II and Cibola Village Apartments)
Crofton Village Limited Partnership (Crofton Village Apartments)                          44


         In addition, the Partnership holds a 99% limited partnership interest in Southwest Parkway, which was accounted for under the equity method prior to January 1997, and a 99% limited partnership interest in Brookside, which was accounted for under the equity method prior to November 1998.

         As of December 31, 2001, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships that own eight apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling approximately $49,046,000 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
         -----------------------------------------

   The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                                        December 31,
                                                              -------------------------

                                                                   2001         2000
                                                              ----------    -----------
ASSETS

Real estate, at cost:
  Land                                                        $    4,015     $    4,015
  Buildings, net of accumulated depreciation of
    $42,705 and $39,991 in 2001 and 2000, respectively            14,468         16,745
  Cash and cash equivalents                                        2,906          1,998
  Other assets, net of accumulated amortization of
    $2,829 and $1,637 in 2001 and 2000, respectively               3,384          3,524
                                                              ----------     ----------
  Total Assets                                                $   24,783     $   26,282
                                                              ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                               $    1,307          1,582
  Loans payable                                                      473            473
  Mortgage notes payable                                          49,046         49,647
  Accounts payable and accrued expenses                            2,701          2,855
                                                              ----------     ----------


  Total Liabilities                                               53,527         54,557
                                                              ----------     ----------
Partners' Deficit:
  Winthrop Residential Associates II                             (26,135)       (25,740
  Other partners                                                  (2,609)        (2,535
                                                              ----------    -----------
  Total Deficit                                                  (28,744)       (28,275
                                                              ----------     ----------
Total Liabilities and Partners' Deficit                       $   24,783     $   26,282
                                                              ==========     ==========

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
         -----------------------------------------------------

         The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                         2001              2000
                                                                     ------------     ------------
Income:

     Rental income                                                   $    13,392       $    12,877
     Other income                                                            750               528
                                                                     ------------      -----------
         Total income                                                     14,142            13,405
                                                                     ------------      -----------
Expenses:

     Interest                                                              3,849             3,945
     Depreciation and amortization                                         2,392             2,364
     Taxes and insurance                                                   1,463             1,279
     Other operating expenses                                              5,892             5,741
                                                                     ------------      -----------
         Total expenses                                                   13,596            13,329
                                                                     ------------      -----------
Net Income                                                           $       546       $        76
                                                                     ============      ===========
Net income (loss) allocated to
 Winthrop Residential Associates II                                  $       247       $      (158
                                                                     ============      ===========
Net income allocated to other partners                               $       299       $       234
                                                                     ============      ===========



           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

7.       TAXABLE INCOME
         --------------

         The Partnership's taxable income differs from net income for financial reporting purposes as follows (in thousands):

                                                                                  2001                  2000
                                                                            -----------           -------------
         Net income for financial reporting purposes                        $       466             $       384

                  Differences in equity in Local Limited
                  Partnership's income/loss for financial
                  reporting and tax reporting purposes                            2,276                   1,830

                  Income from Local Limited Partnership cash
                  distributions                                                    (642)                   (475)
                                                                            -----------            ------------
         Taxable income                                                     $     2,100            $      1,739
                                                                            ===========            ============

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   -------------------------------------------------------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 or 2000 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
-------  -------------------------------------------------------------

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                  Position Held with the                             Has Served as a Director
Name                              Managing General Partner                               or Officer Since
-----                             ------------------------                               ----------------
Michael L. Ashner                 Chief Executive Officer and Director                         1-96

Thomas C. Staples                 Chief Financial Officer                                      1-99

Peter Braverman                   Executive Vice President                                     1-96

Carolyn Tiffany                   Chief Operating Officer and Clerk                           10-95


         Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

         In addition, each of the foregoing officers and directors hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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


Item 10. Executive Compensation.
-------  ----------------------

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")


Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         (a) Security ownership of certain beneficial owners.
             -----------------------------------------------

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2001. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b) Security ownership of management.
             --------------------------------

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 2001 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

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

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $5,000 of cash distributions in 2001 and 2000, respectively.

..

         For the years ended December 31, 2001 and 2000, the Partnership allocated $39,368 and $32,613 of taxable income to the Managing General Partner and $65,615 and $54,356 to the Associate General Partner, respectively.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2002.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By: ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner

                                       By: /s/ Michael L. Ashner
                                           -------------------------
                                                      Michael Ashner
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature/Name               Title                                               Date
--------------               -----                                               ----
/s/ Michael Ashner           Chief Executive Officer and Director               March 29, 2002
------------------
Michael Ashner

/s/ Thomas Staples           Chief Financial Officer                            March 29, 2002
------------------
Thomas Staples


                                INDEX TO EXHIBITS
                                -----------------


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

99.      Supplementary Information required pursuant to Section 9.4 of the               38
         Partnership Agreement.