Form 10KSB/A
period 2001-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2002-04-02
CIK 356141

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

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
         -----------------------------------------------------

   The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                                        December 31,
                                                              -------------------------

                                                                   2001         2000
                                                              ----------    -----------
ASSETS

Real estate, at cost:
  Land                                                        $    4,015     $    4,015
  Buildings, net of accumulated depreciation of
    $42,705 and $40,402 in 2001 and 2000, respectively            14,468         16,745
  Cash and cash equivalents                                        2,906          1,998
  Other assets, net of accumulated amortization of
    $2,829 and $1,637 in 2001 and 2000, respectively               3,394          3,524
                                                              ----------     ----------
  Total Assets                                                $   24,783     $   26,282
                                                              ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                               $    1,307          1,582
  Loans payable                                                      473            473
  Mortgage notes payable                                          49,046         49,647
  Accounts payable and accrued expenses                            2,701          2,855
                                                              ----------     ----------


  Total Liabilities                                               53,527         54,557
                                                              ----------     ----------
Partners' Deficit:
  Winthrop Residential Associates II                             (26,135)       (25,740)
  Other partners                                                  (2,609)        (2,535)
                                                              ----------    -----------
  Total Deficit                                                  (28,744)       (28,275)
                                                              ----------     ----------
Total Liabilities and Partners' Deficit                       $   24,783     $   26,282
                                                              ==========     ==========

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
         -----------------------------------------------------

         The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                         2001              2000
                                                                     ------------     ------------
Income:

     Rental income                                                   $    13,392       $    12,877
     Other income                                                            750               528
                                                                     ------------      -----------
         Total income                                                     14,142            13,405
                                                                     ------------      -----------
Expenses:

     Interest                                                              3,849             3,945
     Depreciation and amortization                                         2,392             2,364
     Taxes and insurance                                                   1,463             1,279
     Other operating expenses                                              5,892             5,741
                                                                     ------------      -----------
         Total expenses                                                   13,596            13,329
                                                                     ------------      -----------
Net Income                                                           $       546       $        76
                                                                     ============      ===========
Net income (loss) allocated to
 Winthrop Residential Associates II                                  $       247       $      (158)
                                                                     ============      ===========
Net income allocated to other partners                               $       299       $       234
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
                                                                            ===========            ============

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April 2002.

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


Signature/Name               Title                                               Date
--------------               -----                                               ----
/s/ Michael Ashner           Chief Executive Officer and Director               April 1, 2002
------------------
Michael Ashner

/s/ Thomas Staples           Chief Financial Officer                            April 1, 2002
------------------
Thomas Staples
