Form 10QSB
period 2002-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2002-05-20
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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
        (Exact name of small business issuer as specified in its charter)



                Maryland                                04-2742158
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
-----------------------------------------  -------------------------------------
 (Address of principal executive office)                (Zip Code)



     Registrant's telephone number, including area code (617) 570-4600
                                                        --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     1 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31, 2002         DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                 (UNAUDITED)             2001
                                                              ---------------       ---------------
Assets
Cash and cash equivalents                                     $         2,425       $         2,321
Escrow deposits                                                           210                   296
Other assets                                                              155                   169
Real estate, net of accumulated depreciation of
      $5,694 in 2002 and $5,601 in 2001                                 2,860                 2,943
                                                              ---------------       ---------------

      Total Assets                                            $         5,650       $         5,729
                                                              ===============       ===============

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities      $           287       $           332
Distribution payable                                                      131                   105
Loan payable - affiliate                                                  501                   501
Mortgage notes payable                                                  3,386                 3,400
                                                              ---------------       ---------------

      Total Liabilities                                                 4,305                 4,338
                                                              ---------------       ---------------

Minority interest                                                          31                    31
                                                              ---------------       ---------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                   2,297                 2,341
General Partners' deficit                                                (983)                 (981)
                                                              ---------------       ---------------

         Total Partners' Capital                                        1,314                 1,360
                                                              ---------------       ---------------

         Total Liabilities and Partners' Capital              $         5,650       $         5,729
                                                              ===============       ===============

                 See notes to consolidated financial statements.

                                     2 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,               MARCH 31,
                                                                                   2002                    2001
                                                                           ---------------------   ---------------------
Income:
    Rental income                                                          $                333     $               326
    Income from Local Limited Partnership cash distributions                                 67                      67
    Interest income                                                                          10                      19
    Other income                                                                              9                      14
                                                                           ---------------------   ---------------------

      Total income                                                                          419                     426
                                                                           ---------------------   ---------------------

Expenses:
    Operating                                                                               195                     178
    Depreciation                                                                             93                      86
    Interest                                                                                 72                      73
    Management fees                                                                          49                      43
    General and administrative                                                               30                      21
                                                                           ---------------------   ---------------------

      Total expenses                                                                        439                     401
                                                                           ---------------------   ---------------------


Net (loss) income                                                          $                (20)   $                 25
                                                                           =====================   =====================

Net (loss) income allocated to General Partners                            $                 (1)    $                 1
                                                                           =====================   =====================

Net (loss) income allocated to Limited Partners                            $                (19)    $                24
                                                                           =====================   =====================

Net (loss) income per Unit of Limited Partnership Interest                 $               (.76)   $                .96
                                                                           =====================   =====================

Distributions per Unit of Limited Partnership Interest                     $               1.00     $              1.00
                                                                           =====================   =====================

                 See notes to consolidated financial statements.

                                     3 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                        UNITS OF
                                         LIMITED             LIMITED              GENERAL               TOTAL
                                       PARTNERSHIP          PARTNERS'             PARTNERS'           PARTNERS'
                                        INTEREST             CAPITAL               DEFICIT             CAPITAL
                                    ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2002                      25,010   $            2,341   $            (981)   $            1,360
    Net loss                                        -                  (19)                 (1)                  (20)
    Distributions                                   -                  (25)                 (1)                  (26)
                                    ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2002                       25,010   $            2,297   $            (983)   $            1,314
                                    ==================  ===================  ==================   ===================




                 See notes to consolidated financial statements.

                                     4 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,                MARCH 31,
(In Thousands)                                                                          2002                     2001
                                                                                ----------------------   ----------------------
Cash Flows from Operating Activities:

Net (loss) income                                                               $                 (20)   $                  25
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
      Depreciation                                                                                 93                       86
      Amortization                                                                                  2                        2
      Income from Local Limited Partnership cash distributions                                    (67)                     (67)

      Changes in assets and liabilities:
          Decrease (increase) in escrow deposits                                                   54                      (24)
          Decrease in other assets                                                                 12                        -
          (Decrease) increase in accounts payable, accrued
             expenses and other liabilities                                                       (45)                      49
                                                                                ----------------------   ----------------------

      Net cash provided by operating activities                                                    29                       71
                                                                                ----------------------   ----------------------

Cash Flows From Investing Activities:
      Distributions received from Local Limited Partnership                                        67                       67
      Change in replacement reserves                                                               32                       (9)
      Property improvements                                                                       (10)                     (73)
                                                                                ----------------------   ----------------------

      Net cash provided by (used in) investing activities                                          89                      (15)
                                                                                ----------------------   ----------------------

Cash Flows From Financing Activities:
      Mortgage principal payments                                                                 (14)                     (13)
                                                                                ----------------------   ----------------------
      Cash used in financing activities                                                           (14)                     (13)
                                                                                ----------------------   ----------------------

Net increase in cash and cash equivalents                                                         104                       43

Cash and cash equivalents, beginning of period                                                  2,321                    1,866
                                                                                ----------------------   ----------------------

Cash and cash equivalents, end of period                                        $               2,425    $               1,909
                                                                                ======================   ======================

Supplemental Disclosure of Cash Flow Information
      Interest paid in cash                                                     $                  70    $                  71
                                                                                ======================   ======================

Supplemental Disclosure of Non-Cash Financing Activities
      Accrued distributions to partners                                         $                  26    $                  26
                                                                                ======================   ======================

                 See notes to consolidated financial statements.

                                     5 of 14

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.   CONSOLIDATION

     The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the three months ended March 31, 2002, the Partnership transferred $40,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.


                                     6 of 14

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

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

          Liquidity and Capital Resources
          -------------------------------

          As of March 31, 2002, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

          The level of liquidity based on cash and cash equivalents experienced a $104,000 increase at March 31, 2002, as compared to December 31, 2001. The Partnership's $29,000 of net cash provided by operating activities and $89,000 of net cash provided by investing activities was partially offset by $14,000 of cash used in financing activities. Cash provided by investing activities included $67,000 of distributions received from a Local Limited Partnership and a $32,000 decrease in replacement reserves which were partially offset by $10,000 of property improvements. Cash used in financing activities included $14,000 of mortgage principal payments.

                                     7 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           ---------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

          Liquidity and Capital Resources (Continued)
          -------------------------------------------

          The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case-by-case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership. During the three months ended March 31, 2002, the Partnership transferred $40,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. The Partnership does not anticipate that it will need to provide significant funds to Brookside in the near future.

          For the three months ended March 31, 2002, the partnership accrued distributions aggregating $25,000 to its limited partners ($1.00 per unit) and $1,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

          The mortgage note payable encumbering Southwest Parkway in the amount $2,077,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

          The mortgage note payable encumbering Brookside in the amount of $1,309,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

          Results of Operations
          ---------------------

          Net income decreased by $45,000 to a net loss of $20,000 for the three months ended March 31, 2002, as compared to the comparable period in 2001, due to a decrease in income of $7,000 and an increase in expenses of $38,000.

          Income decreased for the three months ended March 31, 2002, as compared to the comparable period in 2001, primarily due to a decrease in interest income of $9,000 and other income of $5,000 which were partially offset by an increase in rental income of $7,000. During the three months ended March 31, 2002 and 2001, the Partnership received cash distributions of $67,000 from the Local Limited Partnership which owns the Crofton Village Apartments. Expenses increased primarily due to an

                                     8 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

          Results of Operations (Continued)
          ---------------------------------

          increase in operating expenses of $17,000, depreciation expense of $7,000, management fees of $6,000 and general and administrative expenses of $9,000. Interest expense remained relatively constant at the Partnership's Subsidiaries.

          Recently Issued Accounting Standards
          ------------------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

                                     9 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

          Quantitative and Qualitative Disclosures of Market
          --------------------------------------------------

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at March 31, 2002 are at a fixed rate of interest.





                                    10 of 14

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                          PART - II - OTHER INFORMATION
                          -----------------------------

Item 1.   Legal Proceedings

          Esper A. Petersen v. Winthrop Residential Associates II, Circuit Court, 19th Judicial Circuit, Lake County, Illinois. The general partner of Wedgewood Creek Apartments, a local limited partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. The Partnership believes the claim is without merit and intends to vigorously defend the action.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                99.    Supplementary Information Required Pursuant to Section
                       9.4 of the Partnership Agreement.

          (b)   Reports on Form 8-K:

                No reports on Form 8-K were filed during the period ended March 31, 2002.


                                    11 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

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

                                          WINTHROP RESIDENTIAL ASSOCIATES II,
                                          A LIMITED PARTNERSHIP

                                      BY: ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner

                                          BY: /s/ Michael L. Ashner
                                              ----------------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

                                          BY: /s/ Thomas C. Staples
                                              ----------------------------------
                                              Thomas C. Staples
                                              Chief Financial Officer


                                              Dated: May 17, 2002

                                    12 of 14

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


Exhibit Index


      Exhibit                                                      Page No.
      -------                                                     ----------

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                      14


                                    13 of 14

                                                                      EXHIBIT 99

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

     1. Statement of Cash Available for Distribution for the three months ended March 31, 2002:

         Net loss                                              $   (20,000)
         Add:   Depreciation                                        93,000
                Amortization                                         2,000
         Less:  Cash to reserves                                   (49,000)
                                                               -----------

         Cash Available for Distribution                       $    26,000
                                                               ===========

         Distributions allocated to General Partners           $     1,000
                                                               ===========

         Distributions allocated to Limited Partners           $    25,000
                                                               ===========

     2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the three months ended March 31, 2002:

              Entity Receiving                    Form of
                Compensation                    Compensation                         Amount
         -------------------------  -------------------------------------------  ----------------
         General Partners           Interest in Cash Available for Distribution    $   1,000

         WFC Realty Co., Inc.
         (Initial Limited Partner)  Interest in Cash Available for Distribution    $       5






                                    14 of 14