Form 10QSB
period 2002-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2002-08-14
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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


                                     1 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                                                    JUNE 30, 2002             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                     (UNAUDITED)                  2001
                                                                 ---------------------    ---------------------
Assets
------

Cash and cash equivalents                                        $              4,755     $              2,321
Escrow deposits                                                                   268                      296
Investment in Local Limited Partnership                                           459                        -
Other assets                                                                      150                      169
Real estate, net of accumulated depreciation of
      $5,788 in 2002 and $5,601 in 2001                                         2,781                    2,943
                                                                 ---------------------    ---------------------

      Total Assets                                                $             8,413     $              5,729
                                                                 =====================    =====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities         $                267     $                332
Distribution payable                                                               52                      105
Loan payable - affiliate                                                          501                      501
Mortgage notes payable                                                          3,372                    3,400
                                                                 ---------------------    ---------------------

      Total Liabilities                                                         4,192                    4,338
                                                                 ---------------------    ---------------------

Minority interest                                                                  31                       31
                                                                 ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                           5,029                    2,341
General Partners' deficit                                                        (839)                    (981)
                                                                 ---------------------    ---------------------

         Total Partners' Capital                                                4,190                    1,360
                                                                 ---------------------    ---------------------

         Total Liabilities and Partners' Capital                  $             8,413     $              5,729
                                                                 =====================    =====================

                 See notes to consolidated financial statements.

                                     2 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,         JUNE 30,         JUNE 30,      JUNE 30,
                                                                        2002             2001            2002          2001
                                                                   ---------------  ---------------  ------------  -------------
Income:
    Rental income                                                  $          345   $          331    $      678    $       657
    Income from Local Limited Partnership cash distributions                2,983              357         3,050            424
    Equity in loss of Local Limited Partnership                               (61)               -           (61)             -
    Interest income                                                            11               18            21             37
    Other income                                                                7               14            16             28
                                                                   ---------------  ---------------  ------------  -------------

      Total income                                                          3,285              720         3,704          1,146
                                                                   ---------------  ---------------  ------------  -------------

Expenses:
    Operating                                                                 140              171           335            349
    Depreciation                                                               94               88           187            174
    Interest                                                                   73               74           145            147
    Management fees                                                            41               45            90             88
    General and administrative                                                 35               37            65             58
                                                                   ---------------  ---------------  ------------  -------------

      Total expenses                                                          383              415           822            816
                                                                   ---------------  ---------------  ------------  -------------


Net income                                                         $        2,902   $          305   $     2,882   $        330
                                                                   ===============  ===============  ============  =============

Net income allocated to General Partners                           $          145   $           16   $       144   $         17
                                                                   ===============  ===============  ============  =============

Net income allocated to Limited Partners                           $        2,757   $          289   $     2,738   $        313
                                                                   ===============  ===============  ============  =============

Net income per Unit of Limited Partnership Interest                $       110.24   $        11.55   $    109.48   $      12.51
                                                                   ===============  ===============  ============  =============

Distributions per Unit of Limited Partnership Interest             $         1.00   $         1.00   $      2.00   $       2.00
                                                                   ===============  ===============  ============  =============

                 See notes to consolidated financial statements.

                                     3 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                             UNITS OF
                                             LIMITED               LIMITED               GENERAL                TOTAL
                                           PARTNERSHIP            PARTNERS'             PARTNERS'             PARTNERS'
                                             INTEREST              CAPITAL               DEFICIT               CAPITAL
                                        -------------------   -------------------   -------------------   -------------------

Balance - January 1, 2002                           25,010    $            2,341    $             (981)   $            1,360

    Net income                                           -                 2,738                   144                 2,882
    Distributions                                        -                   (50)                   (2)                  (52)
                                        -------------------   -------------------   -------------------   -------------------

Balance - June 30, 2002                             25,010    $            5,029    $             (839)   $            4,190
                                        ===================   ===================   ===================   ===================

                 See notes to consolidated financial statements.

                                     4 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                         FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,                 JUNE 30,
(In Thousands)                                                                          2002                     2001
                                                                                ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                      $              2,882     $                330
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                               187                      174
      Amortization                                                                                 5                        5
      Income from Local Limited Partnership cash distributions                                (3,050)                    (424)
      Equity in loss of Local Limited Partnership                                                 61                        -

      Changes in assets and liabilities:
         Decrease (increase) in escrow deposits                                                   10                      (35)
         Decrease (increase) in other assets                                                      14                      (83)
         (Decrease) increase in accounts payable,
            accrued expenses and other liabilities                                               (65)                      36
                                                                                ---------------------    ---------------------

      Net cash provided by operating activities                                                   44                        3
                                                                                ---------------------    ---------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                   3,050                      424
      Change in replacement reserves                                                              18                      (24)
      Property improvements                                                                      (25)                    (135)
      Investment in Local Limited Partnership                                                   (520)                       -
                                                                                ---------------------    ---------------------

      Net cash provided by investing activities                                                2,523                      265
                                                                                ---------------------    ---------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                                (28)                     (26)
      Distributions to partners                                                                 (105)                     (79)
                                                                                ---------------------    ---------------------

      Cash used in financing activities                                                         (133)                    (105)
                                                                                ---------------------    ---------------------

Net increase in cash and cash equivalents                                                      2,434                      163

Cash and cash equivalents, beginning of period                                                 2,321                    1,866
                                                                                ---------------------    ---------------------

Cash and cash equivalents, end of period                                        $              4,755     $              2,029
                                                                                =====================    =====================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

      Interest paid in cash                                                     $                140     $                143
                                                                                =====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------

      Accrued distributions to partners                                         $                 52     $                 52
                                                                                =====================    =====================

                 See notes to consolidated financial statements.

                                     5 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

         The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATION

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the six months ended June 30, 2002, the Partnership transferred $40,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP

         During 2002, the Partnership made an investment of $520,000 in Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest. The investment was made in connection with an agreement that was entered into by the Partnership whereby the Partnership agreed to advance to Sanford all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available.

         As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from the United States Department of Housing and Urban Development ("HUD"). The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

                                     6 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         As of June 30, 2002, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

         The level of liquidity based on cash and cash equivalents experienced a $2,434,000 increase at June 30, 2002, as compared to December 31, 2001. The Partnership's $44,000 of net cash provided by operating activities and $2,523,000 of net cash provided by investing activities was partially offset by $133,000 of cash used in financing activities. Cash provided by investing activities included $3,050,000 of distributions received from Local Limited Partnerships and an $18,000 decrease in replacement reserves which were partially offset by $25,000 of property improvements and a $520,000 investment in a Local Limited Partnership. Cash used in financing activities included $28,000 of mortgage principal payments and $105,000 of distributions to partners. Included in the $3,050,000 of distributions received from Local Limited Partnerships was a distribution of refinancing proceeds of $2,223,000 received from the Local Limited Partnership which owns the Crofton Village Apartments. The Partnership presently intends to distribute approximately $500,000 to its partners when its annual distribution is made by the Partnership, with the balance put into cash reserves.

                                     7 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).
         ----------------------------------------------------------------------

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

         The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case-by-case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership. During 2002, the Partnership transferred $40,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. The Partnership does not anticipate that it will need to provide significant funds to Brookside in the near future.

         During 2002, the Partnership made an investment of $520,000 in Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest. The investment was made in connection with an agreement that was entered into by the Partnership whereby the Partnership agreed to advance to Sanford all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available.

         As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from the United States Department of Housing and Urban Development ("HUD"). The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

         For the six months ended June 30, 2002, the partnership accrued distributions aggregating $50,000 to its limited partners ($2.00 per unit) and $2,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

                                     8 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).
         ----------------------------------------------------------------------

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

         The mortgage note payable encumbering Southwest Parkway in the amount $2,070,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,302,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         The general partner of Wedgewood Creek Apartments, a local limited partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. As a result, only the breach of contract claim and unreasonable withholding of consent claim remain. The Partnership believes the claims are without merit and intends to vigorously defend the action.

         The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate and its investment in a Local Limited Partnership. The Partnership evaluates the need for an impairment loss on its real estate assets and investment when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate and its investment is an estimate that is susceptible to change and actual results could differ from those estimates.

         Results of Operations
         ---------------------

         Net income increased by $2,552,000 to $2,882,000 for the six months ended June 30, 2002, as compared to the comparable period in 2001, due to an increase in income of $2,558,000 which was partially offset by an increase in expenses of $6,000. Net income increased by $2,597,000 to $2,902,000 for the three months ended June 30, 2002, as compared to the comparable period in 2001, due to an increase in income of $2,565,000 and a decrease in expenses of $32,000.

         Income increased for the six months ended June 30, 2002, as compared to the comparable period in 2001, due to increases in rental income of $21,000 and income from Local Limited Partnership cash distributions of $2,626,000 which were partially offset by decreases in interest income of $16,000 and other income of $12,000. Income from Local Limited Partnership cash distributions included a distribution of refinancing proceeds of $2,223,000 received from the Local Limited Partnership which owns the Crofton Village Apartments. In addition, income decreased due to the equity in loss of a Local Limited Partnership of $61,000. During the six months ended June 30, 2001, the Partnership did not

                                     9 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).
         ----------------------------------------------------------------------

         Results of Operations (Continued)
         ---------------------------------

         have any equity in income or loss of a Local Limited Partnership. Expenses increased due to an increase in depreciation expense of 13,000, management fees of $2,000, and general and administrative expenses of $7,000, which were partially offset by a decrease in operating expenses of $14,000 and interest expense of $2,000.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market
         --------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at June 30, 2002 are at a fixed rate of interest.

                                    10 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                          PART - II - OTHER INFORMATION
                          -----------------------------

Item 1.  Legal Proceedings
         -----------------

         Esper A. Petersen v. Winthrop Residential Associates II, Circuit Court, 19th Judicial Circuit, Lake County, Illinois. The general partner of Wedgewood Creek Apartments, a local limited partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. As a result, only the breach of contract claim and unreasonable withholding of consent claim remain. The Partnership believes the claims are without merit and intends to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

              99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 2002.


                                    11 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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


                                         WINTHROP RESIDENTIAL ASSOCIATES II,
                                         A LIMITED PARTNERSHIP

                                     BY: ONE WINTHROP PROPERTIES, INC.
                                         Managing General Partner

                                         BY: /s/ Michael L. Ashner
                                             --------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

                                         BY: /s/ Thomas C. Staples
                                             --------------------------------
                                             Thomas C. Staples
                                             Chief Financial Officer

                                             Dated: August 13, 2002



                                    12 of 15

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


Exhibit Index

         Exhibit                                                      Page No.
         -------                                                      --------

99.1     Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                       14

99.2     Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.                                     15





                                    13 of 15