Form 10QSB
period 2002-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2002-11-22
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-11063
                                                -------

            Winthrop Residential Associates II, A Limited Partnership
           -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Maryland                                  04-2742158
       ------------------------                   -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------          ---------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code (617) 570-4600
                                                   ---------------



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



                                     1 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                     SEPTEMBER 30,
                                                                                     2002                DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                 (UNAUDITED)                 2001
                                                                            ---------------------    --------------------
Assets

Cash and cash equivalents                                                    $              4,808     $             2,321
Escrow deposits                                                                               283                     296
Investment in Local Limited Partnership                                                       416                       -
Other assets                                                                                  195                     169
Real estate, net of accumulated depreciation
   of $5,882 in 2002 and $5,601 in 2001                                                     2,705                   2,943
                                                                             ---------------------    --------------------

      Total Assets                                                            $             8,407     $             5,729
                                                                             =====================    ====================
Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities                     $                316     $               332
Distributions payable                                                                          79                     105
Loan payable - affiliate                                                                      501                     501
Mortgage notes payable                                                                      3,358                   3,400
                                                                             ---------------------    --------------------

      Total Liabilities                                                                     4,254                   4,338
                                                                             ---------------------    --------------------

Minority interest                                                                              31                      31
                                                                             ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
   issued and outstanding                                                                   4,965                   2,341
General Partners' deficit                                                                    (843)                   (981)
                                                                             ---------------------    --------------------

         Total Partners' Capital                                                            4,122                   1,360
                                                                             ---------------------    --------------------

         Total Liabilities and Partners' Capital                              $             8,407     $             5,729
                                                                             =====================    ====================

                 See notes to consolidated financial statements.

                                     2 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                  2002               2001               2002               2001
                                                             -------------      --------------    --------------     --------------
Income:

   Rental income                                                  $  348            $333                $ 1,026           $  990
   Income from Local Limited Partnership cash distributions           53              66                  3,103              490
   Equity in loss of Local Limited Partnership                       (43)              -                   (104)               -
   Interest income                                                    14              22                     35               59
   Other income                                                       13              16                     29               44
                                                                  ------           -----                -------           ------
     Total income                                                    385             437                  4,089            1,583
                                                                  ------           -----                -------           ------
Expenses:

   Operating                                                        175              193                    510              542
   Depreciation                                                      94               90                    281              264
   Interest                                                          72               73                    217              220
   Management fees                                                   46               48                    136              136
   General and administrative                                        39               29                    104               87
                                                                 ------            -----                -------           ------
     Total expenses                                                 426              433                  1,248            1,249
                                                                 ------            -----                -------           ------
Net (loss) income                                                $  (41)           $   4                $ 2,841           $  334
                                                                 ======            =====                =======           ======
Net (loss) income allocated to General Partners                  $   (2)           $   -                $   142           $   17
                                                                 ======            =====                =======           ======
Net (loss) income allocated to Limited Partners                  $  (39)           $   4                $ 2,699           $  317
                                                                 ======            =====                =======           ======
Net (loss) income per Unit of Limited Partnership Interest       $(1.56)           $ .16                $107.92           $12.67
                                                                 ======            =====                =======           ======
Distributions per Unit of Limited Partnership Interest           $ 1.00            $1.00                $  3.00           $ 3.00
                                                                 ======            =====                =======           ======

                See notes to consolidated financial statements.

                                    3 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                              UNITS OF
                               LIMITED             LIMITED             GENERAL             TOTAL
                             PARTNERSHIP           PARTNERS'           PARTNERS'          PARTNERS'
                              INTEREST             CAPITAL             DEFICIT            CAPITAL
                             -----------           ---------           ---------          ---------
Balance - January 1, 2002      25,010              $2,341              $(981)              $1,360
   Net income                    -                  2,699                142                2,841
   Distributions                 -                    (75)                (4)                 (79)
                               ------              ------              -----               ------
Balance - September 30, 2002   25,010              $4,965              $(843)              $4,122
                               ======              ======              =====               ======


                See notes to consolidated financial statements.

                                    4 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                     FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
(IN THOUSANDS)                                                                       2002                    2001
                                                                             ---------------------    --------------------
Cash Flows from Operating Activities:

Net income                                                                   $              2,841     $               334
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                            281                     264
      Amortization                                                                              7                       7
      Income from Local Limited Partnership cash distributions                             (3,103)                   (490)
      Equity in loss of Local Limited Partnership                                             104                       -
      Changes in assets and liabilities:
         Decrease (increase) in escrow deposits                                                12                     (52)
         Increase in other assets                                                             (33)                    (59)
         (Decrease) increase in accounts payable,
            accrued expenses and other liabilities                                            (16)                     97
                                                                             ---------------------    --------------------

      Net cash provided by operating activities                                                93                     101
                                                                             ---------------------    --------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                3,103                     490
      Change in replacement reserves                                                            1                     (28)
      Property improvements                                                                   (43)                   (198)
      Investment in Local Limited Partnership                                                (520)                      -
                                                                             ---------------------    --------------------

      Net cash provided by investing activities                                             2,541                     264
                                                                             ---------------------    --------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                             (42)                    (39)
      Distributions to partners                                                              (105)                    (79)
                                                                             ---------------------    --------------------

      Cash used in financing activities                                                      (147)                   (118)
                                                                             ---------------------    --------------------

Net increase in cash and cash equivalents                                                   2,487                     247

Cash and cash equivalents, beginning of period                                              2,321                   1,866
                                                                             ---------------------    --------------------

Cash and cash equivalents, end of period                                     $              4,808     $             2,113
                                                                             =====================    ====================

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                  $                210     $               214
                                                                             =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued distributions to partners                                      $                 79     $                79
                                                                             =====================    ====================

                 See notes to consolidated financial statements.

                                     5 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

         The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATION

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the nine months ended September 30, 2002, the Partnership transferred $40,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

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

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

                                     6 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

              Liquidity and Capital Resources

              As of September 30, 2002, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

              The level of liquidity based on cash and cash equivalents experienced a $2,487,000 increase at September 30, 2002, as compared to December 31, 2001. The Partnership's $93,000 of net cash provided by operating activities and $2,541,000 of net cash provided by investing activities was partially offset by $147,000 of cash used in financing activities. Cash provided by investing activities included $3,103,000 of distributions received from Local Limited Partnerships and a $1,000 decrease in replacement reserves which were partially offset by $43,000 of property improvements and a $520,000 investment in a Local Limited Partnership. Cash used in financing activities included $42,000 of mortgage principal payments and $105,000 of distributions to partners. Included in the $3,103,000 of distributions received from Local Limited Partnerships was a distribution of refinancing proceeds of $2,223,000 received from the Local Limited Partnership which owns the Crofton Village Apartments. The Partnership presently intends to distribute approximately $500,000 to its partners when its annual distribution is made with the balance put into cash reserves.

                                     7 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

              The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

              For the nine months ended September 30, 2002, the partnership accrued distributions aggregating $75,000 to its limited partners ($3.00 per unit) and $4,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

                                     8 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The mortgage note payable encumbering Southwest Parkway in the amount $2,062,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

              The mortgage note payable encumbering Brookside in the amount of $1,296,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

              The general partner of Wedgewood Creek Apartments, a local limited partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty, which contains a claim for punitive damages, so that claim is now pending with the general partner's other claims for breach of the Partnership Agreement, and for declaratory judgment. In addition, plaintiff's amendment adds a count seeking declaratory relief to permit the roofs at Wedgwood Creek to be repaired. The Partnership contends that its consent is not required for such action and has moved to dismiss this count. The Partnership believes the claims are without merit and intends to vigorously defend the action.

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

              Results of Operations

              Net income increased by $2,507,000 to $2,841,000 for the nine months ended September 30, 2002, as compared to the comparable period in 2001, due to an increase in income of $2,506,000 and a decrease in expenses of $1,000.

              Income increased for the nine months ended September 30, 2002, as compared to the comparable period in 2001, due to increases in rental income of $36,000 and income from Local Limited Partnership cash distributions of $2,613,000 which were partially offset by decreases in interest income of $24,000 and other income of $15,000. Income from Local Limited Partnership cash distributions included a distribution of refinancing proceeds of $2,223,000 received from the Local Limited Partnership which owns the Crofton Village Apartments. In addition, income was partially offset due to the equity in loss

                                     9 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations (Continued)

              of a Local Limited Partnership of $104,000. During the nine months ended September 30, 2001, the Partnership did not have any equity in income or loss of a Local Limited Partnership. Expenses decreased due to decreases in operating expenses of $32,000 and interest expense of $3,000, which were substantially offset by increases in depreciation expense of $17,000 and general and administrative expenses of $17,000.

              Recently Issued Accounting Standards

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

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

                                    10 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at September 30, 2002 are at a fixed rate of interest.

ITEM 3.       CONTROLS AND PROCEDURES

              The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.



                                    11 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                Esper A. Petersen v. Winthrop Residential Associates II, Circuit Court, 19th Judicial Circuit, Lake County, Illinois. The general partner of Wedgewood Creek Apartments, a local limited partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty, which contains a claim for punitive damages, so that claim is now pending with the general partner's other claims for breach of the Partnership Agreement, and for declaratory judgment. In addition, plaintiff's amendment adds a count seeking declaratory relief to permit the roofs at Wedgwood Creek to be repaired. The Partnership contends that its consent is not required for such action and has moved to dismiss this count. The Partnership believes the claims are without merit and intends to vigorously defend the action.

Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits:

                      99.1     Supplementary Information Required Pursuant to
                               Section 9.4 of the Partnership Agreement.

                      99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b) Reports on Form 8-K:

                    No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                    12 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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


                                        WINTHROP RESIDENTIAL ASSOCIATES II,
                                        A LIMITED PARTNERSHIP


                               BY:      ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                                        BY: /s/ Michael L. Ashner
                                            ---------------------
                                                Michael L. Ashner
                                                Chief Executive Officer



                                        BY: /s/ Thomas C. Staples
                                            ---------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                            Dated:   November 18, 2002



                                    13 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

                  I, Michael L. Ashner, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Residential Associates II, A Limited Partnership;

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                    14 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:   November 18, 2002              /s/ Michael L. Ashner
                                            ------------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer



                                    15 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

                  I, Thomas C. Staples, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Residential Associates II, A Limited Partnership;

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                    16 of 20

           WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:   November 18, 2002              /s/ Thomas C. Staples
                                       ---------------------
                                           Thomas C. Staples
                                           Chief Financial Officer



                                    17 of 20

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

Exhibit Index


         Exhibit

         (a)     Exhibits:

                 99.1     Supplementary Information Required Pursuant to Section
                          9.4 of the Partnership Agreement.

                 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    18 of 20