Form 10KSB
period 2002-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2003-04-14
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2002                            Commission File
                   -----------------                            Number  0-11063
                                                                       ---------

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Maryland                                                04-2742158
------------------------                              --------------------------
(State of organization)                               (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------     ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,443,000.

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

Property Matters

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

         As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from the United States Department of Housing and Urban Development ("HUD"). The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term. During 2002, Sanford paid to Southeastern $710,000 which consisted of accrued interest of $435,000 and interest expense for 2002 of $275,000.

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

         The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2003.

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

(2)  Consolidated effective November 1, 1998

(3)  Consolidated effective January 1, 1997

(4)  Properties are owned by First Investment Limited Partnership IX

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                              Principal Balance                                                        Principal
                               at December 31,      Interest     Period                                Balance Due
Property                            2002              Rate      Amortized         Maturity Date       at Maturity
--------                            ----              ----      ---------         -------------      -----------
Whisper Lake                      $11,038,000        7.675%     40 years           04/1/2024               (1)
Sanford Landing                    $9,029,000         (2)       40 years           06/1/2024               (1)
Honeywood                          $5,089,000         7.5%      40 years           12/1/2019               (1)
Brookside                          $1,289,000         7.5%      40 years           02/1/2023               (1)
Southwest
  Parkway                          $2,054,000        8.75%      27.5 years         02/1/2007           $1,898,000
Wedgewood Creek                    $8,266,000         7.5%      40 years           08/1/2024               (1)
Mountain Vista I, Mountain
Vista II and Cibola
Village(3)                         $5,902,000         8.6%      30 years           06/1/2010           $5,500,000
Crofton Village                    $8,997,000         8.2%      38 years           09/1/2006           $8,600,000
Crofton Village(4)                 $5,581,000        7.18%      30 years           08/1/2007           $5,400,000

(1)  Loan at maturity is fully amortized.

(2)  $5,060,000 bears interest at 8.75% and $3,969,000 bears interest at 6.93%.

(3)  These three properties are encumbered by one loan

(4)  Second mortgage loan on Crofton Village property

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

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                                     Average Monthly
                                        Average Monthly                   Rental
                                         Occupancy Rate                Rate per Unit
                                      -------------------          --------------------
            Property                  2002           2001           2002           2001
            --------                  ----           ----           ----           ----
Whisper Lake                           95%           96%            $731           $703
Sanford Landing                        94%           96%            $662           $643
Honeywood                              88%           93%            $623           $597
Brookside                              95%           98%            $370           $361
Southwest Parkway                      96%           96%            $452           $450
Wedgewood Creek                        (1)           97%             (1)           $847
Mountain Vista I                       94%           92%            $573           $557
Mountain Vista II                      93%           91%            $578           $563
Cibola Village                         96%           94%            $494           $484
Crofton Village                        93%           98%            $938           $800

(1)  Information has not been provided by the Local Limited Partnership.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2002 (in thousands):

                                      Gross                                                                    Federal
                                    Carrying            Accumulated                                              Tax
          Property                    Value            Depreciation            Rate           Method            Basis
          --------                    -----            ------------            ----           ------            -----
Whisper Lake                           $14,250              $10,462            10-25 yrs.       S/L             $1,090
Sanford Landing                         $9,043               $6,811             7-25 yrs.       S/L               $460
Honeywood                               $6,154               $4,555             5-30 yrs.       S/L               $599
Brookside                               $2,038               $1,505            10-25 yrs.       S/L               $251
Southwest Parkway                       $6,563               $4,476            10-25 yrs.       S/L               $931
Wedgewood Creek                        $11,320               $8,305            10-25 yrs.       S/L               $838
Mountain Vista I, Mountain
   Vista II and Cibola
   Village(1)                           $9,690               $7,033           5-27.5 yrs.       S/L             $1,339
Crofton Village                        $11,272               $7,839            10-25 yrs.       S/L             $1,693

(1) Information is for the Partnership's aggregate Gross Carrying Value, Accumulated Depreciation and Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village.

         During 2002, the Partnership made a capital contribution of $40,000 to Brookside to be used for capital improvements and to fund operating deficits. In addition, as described in Item 1. Description of Business. Property Matters, the Partnership made an additional capital contribution of $520,000 to Sanford Landing Apartments. The Partnership has no present intentions of investing any additional funds in the Local Limited Partnerships but reserves the right to do so if it is deemed to be in the best interest of the Partnership.

Item 3.  Legal Proceedings.

         Esper A. Petersen v. Winthrop Residential Associates II, Circuit Court, 19th Judicial Circuit, Lake County, Illinois. The general partner of Wedgewood Creek Apartments, a local limited partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. The general partner's breach of fiduciary duty claim is now pending with the general partner's other claims for breach of the Partnership Agreement and for declaratory judgment. In addition, plaintiff's amendment adds a count seeking declaratory relief to permit the roofs at Wedgwood Creek to be repaired. The Partnership contends that its consent is not required for such action. The Partnership believes the claims are without merit and intends to vigorously defend the action.

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

         As of March 1, 2003, there were 2,315 holders of 25,010 outstanding Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 2002 and 2001, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $600,000 and $100,000, respectively.

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

Liquidity and Capital Resources

         As of December 31, 2002, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

         The level of liquidity based on cash and cash equivalents experienced a $2,527,000 increase at December 31, 2002, as compared to December 31, 2001. The Partnership's $67,000 of net cash provided by operating activities and $2,622,000 of net cash provided by investing activities was partially offset by $162,000 of cash used in financing activities. Cash provided by investing activities included $3,196,000 of distributions received from Local Limited Partnerships and a $2,000 decrease in replacement reserves which were partially offset by $56,000 of property improvements and a $520,000 investment in a Local Limited Partnership. Cash used in financing activities included $105,000 of distributions to partners and $57,000 of mortgage principal payments. Included in the $3,196,000 of distributions received from Local Limited Partnerships was a distribution of refinancing proceeds of $2,223,000 received from the Local Limited Partnership which owns the Crofton Village Apartments.

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

         As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage encumbering Sanford's property from the United States Department of Housing and Urban Development ("HUD"). The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern. During 2002, Sanford paid to Southeastern $710,000 which consisted of accrued interest of $435,000 and interest expense for 2002 of $275,000.

         For the year ended December 31, 2002, the Partnership accrued distributions aggregating $600,000 to its limited partners ($24.00 per unit) and $5,000 to the general partners. The Partnership distributed $500,000 of the $600,000 accrued to its limited partners in January 2003. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

         The mortgage note payable encumbering Southwest Parkway in the amount $2,054,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of $1,289,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         Southwest Parkway has entered into a Section 8 housing assistance payment contract with the United States Department of Housing and Urban Development ("HUD") under which HUD provides assistance payments on behalf of eligible lower-income families for contract units, pursuant to Section 8, Title II of the Housing and Community Development Act of 1974. The maximum number of contract units and dollar amount of annual housing assistance payments are limited by HUD. Terms of the contract are as follows:

               Contract No.      Expiration Date    Current Receipts
               ------------      ---------------    ----------------
               TX166000215       October 27, 2003      $285,022

         HUD has issued regulations that govern the continuance of project-based subsidies. Under these regulations, owners with expiring housing assistance payment contracts may elect to (1) renew the contract without restructuring in which case rents will be increased or decreased to current market rents, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a restructuring of the mortgage and renewal of the contract. Southwest Parkway presently intends to renew the contract when it expires in October 2003.

         The general partner of Wedgewood Creek Apartments, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. The general partner's breach of fiduciary duty claim is now pending with the general partner's other claims for breach of the partnership agreement and for declaratory judgment. In addition, plaintiff's amendment adds a count seeking declaratory relief to permit the roofs at Wedgwood Creek to be repaired. The Partnership contends that its consent is not required for such action. The Partnership believes the claims are without merit and intends to vigorously defend the action.

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

Results of Operations

         Net income increased by $2,265,000 for the year ended December 31, 2002, as compared to the comparable period in 2001, due to an increase in income of $2,294,000, which was partially offset by an increase in expenses of $29,000.

         Income increased for the year ended December 31, 2002, as compared to 2001, due to increases in rental income of $20,000 and income from Local Limited Partnership cash distributions of $2,554,000 which were partially offset by decreases in interest income of $29,000 and other income of $41,000. Income from Local Limited Partnership cash distributions included a distribution of refinancing proceeds of $2,223,000 received from the Local Limited Partnership which owns the Crofton Village Apartments. In addition, income was partially offset due to the equity in loss of Sanford of $210,000. During the year ended December 31, 2001, the Partnership did not have any equity in income or loss of a Local Limited Partnership. In addition to the distribution of refinancing proceeds of $2,223,000 received from Crofton Village Apartments, the Partnership received additional distributions during 2002 of $240,000 from Crofton Village Apartments, $520,000 from Whisper Lake Apartments and $213,000 from Honeywood Apartments. During 2001, the Partnership received distributions of $267,000 from Crofton Village Apartments, $144,000 from Whisper Lake Apartments and $231,000 from Honeywood Apartments. Expenses increased due to increases in depreciation of $20,000, management fees of $11,000 and general and administrative expenses of $42,000 which were substantially offset by decreases in operating expenses of $39,000 and interest expense of $5,000. General and administrative expenses increased due to legal fees incurred in connection with the litigation with the general partner of Wedgewood Creek Apartments which is discussed above in liquidity and capital resources. Operating expenses decreased due to decreases in various operating expenses.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's consolidated financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at December 31, 2002 are at a fixed rate of interest.

Item 7. Financial Statements

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                                      INDEX

                                                                            Page

Independent Auditors' Report.............................................    17

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001.............    18

Consolidated Statements of Income for the Years Ended
     December 31, 2002 and 2001..........................................    19

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 2002 and 2001..........................................    20

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001..........................................    21

Notes to Consolidated Financial Statements...............................    22

                          Independent Auditors' Report

To the Partners
Winthrop Residential Associates II, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ Imowitz Koenig & Co., LLP


New York, New York
March 5, 2003

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                              DECEMBER 31,
                                                           ------------------
                                                             2002       2001
                                                           -------    -------
ASSETS

Cash and cash equivalents                                  $ 4,848    $ 2,321
Escrow deposits                                                294        296
Investment in Local Limited Partnership                        310       --
Other assets                                                   226        169
Real estate, net                                             2,619      2,943
                                                           -------    -------

       Total Assets                                        $ 8,297    $ 5,729
                                                           =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable, accrued expenses and other liabilities   $   331    $   332
Distribution payable                                           605        105
Loan payable - affiliate                                       501        501
Mortgage notes payable                                       3,343      3,400
                                                           -------    -------

       Total Liabilities                                     4,780      4,338
                                                           -------    -------

Minority interest                                               31         31
                                                           -------    -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,010
       units authorized, issued and outstanding              4,335      2,341
General Partners' deficit                                     (849)      (981)
                                                           -------    -------

       Total Partners' Capital                               3,486      1,360
                                                           -------    -------

       Total Liabilities and Partners' Capital             $ 8,297    $ 5,729
                                                           =======    =======

                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                              2002       2001
                                                            -------    -------
 Income:

 Rental income                                              $ 1,368    $ 1,348
 Income from Local Limited Partnership cash distributions     3,196        642
 Equity in loss of Local Limited Partnership                   (210)      --
 Interest income                                                 45         74
 Other income                                                    44         85
                                                            -------    -------

        Total income                                          4,443      2,149
                                                            -------    -------

 Expenses:

 Operating                                                      699        738
 Depreciation                                                   380        360
 Interest                                                       289        294
 Management fees                                                195        184
 General and administrative                                     149        107
                                                            -------    -------

        Total expenses                                        1,712      1,683
                                                            -------    -------


 Net income                                                 $ 2,731    $   466
                                                            =======    =======

 Net income allocated to General Partners                   $   137    $    23
                                                            =======    =======

 Net income allocated to Limited Partners                   $ 2,594    $   443
                                                            =======    =======

 Net income per Unit of Limited Partnership Interest        $103.72    $ 17.71
                                                            =======    =======

 Distributions per Unit of Limited Partnership Interest     $ 24.00    $  4.00
                                                            =======    =======

                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Unit Data)

                                    Units of
                                    Limited        Limited        General           Total
                                  Partnership     Partners'      Partners'        Partners'
                                    Interest       Capital        Deficit          Capital
                                  -----------     ---------      ---------        ---------
 Balance - January 1, 2001           25,010        $ 1,998         $  (999)        $   999

      Net income                       --              443              23             466
      Distributions                    --             (100)             (5)           (105)
                                    -------        -------         -------         -------

 Balance - December 31, 2001         25,010          2,341            (981)          1,360

      Net income                       --            2,594             137           2,731
      Distributions                    --             (600)             (5)           (605)
                                    -------        -------         -------         -------


 Balance - December 31, 2002         25,010        $ 4,335         $  (849)        $ 3,486
                                    =======        =======         =======         =======

                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                             2002            2001
                                                                           -------         -------
 Cash Flows from Operating Activities:

 Net income                                                                $ 2,731         $   466
 Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation                                                           380             360
        Amortization                                                            10              10
        Income from Local Limited Partnership cash distributions            (3,196)           (642)
        Equity in loss of Local Limited Partnership                            210            --

        Changes in assets and liabilities:
          Increase in escrow deposits                                         --               (45)
          Increase in other assets                                             (67)            (34)
          (Decrease) increase in accounts payable, accrued expenses
          and other liabilities                                                 (1)            129
                                                                           -------         -------

        Net cash provided by operating activities                               67             244
                                                                           -------         -------

 Cash Flows From Investing Activities:

        Distributions received from Local Limited Partnerships               3,196             642
        Change in replacement reserve                                            2             (64)
        Property improvements                                                  (56)           (235)
        Investment in Local Limited Partnership                               (520)           --
                                                                           -------         -------

        Net cash provided by investing activities                            2,622             343
                                                                           -------         -------

 Cash Flows From Financing Activities:

        Mortgage principal payments                                            (57)            (53)
        Distributions to partners                                             (105)            (79)
                                                                           -------         -------

        Cash used in financing activities                                     (162)           (132)
                                                                           -------         -------

 Net increase in cash and cash equivalents                                   2,527             455

 Cash and cash equivalents, beginning of year                                2,321           1,866
                                                                           -------         -------

 Cash and cash equivalents, end of year                                    $ 4,848         $ 2,321
                                                                           =======         =======

 Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                $   279         $   269
                                                                           =======         =======

 Supplemental Disclosure of Non-Cash Financing Activities
        Accrued distributions to partners                                  $   605         $   105
                                                                           =======         =======


                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Winthrop Residential Associates II, A Limited Partnership (the "Partnership") was organized on October 21, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in eight Local Limited Partnerships owning ten apartment complexes located throughout the United States. The properties are located in Alabama, Florida (2), Illinois, Maryland, New Mexico, Texas and Virginia. The general partner of two of the Local Limited Partnerships, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside") are affiliates of the Partnership's general partner.

         The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed on November 17, 1982. The general partners and the initial limited partner (10 units) contributed $12,000.

         Consolidation

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway and Brookside, which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During 2002, the Partnership transferred $40,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

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

         Loan Costs

         At December 31, 2002 and 2001, loan costs of $172,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loan. Accumulated amortization totaled $104,000 and $94,000 at December 31, 2002 and 2001, respectively.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investments in Local Limited Partnerships

         The Partnership accounts for its investment in six of the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Equity in the loss of Local Limited Partnerships and amortization of investment costs are not recognized to the extent that the investment balance would become negative, since the Partnership is not obligated to advance funds to the Local Limited Partnerships. Distributions received from Local Limited Partnerships whose investment balance has been written down to zero are recorded as income in the consolidated statement of income.

         Net Income Per Limited Partnership Unit

         Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,010 units outstanding.

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's consolidated financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards (Continued)

         not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards (Continued)

         variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

2.       ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

         In accordance with the partnership agreement, profits and losses not arising from a sale or refinancing and cash available for distribution are allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement. The general partner, however, is allocated at least 1% of the gain. In the event that there is no cash to be distributed from a sale or refinancing, gains are allocated 5%, to the general partners and 95%, to the limited partners.

3.       TRANSACTIONS WITH RELATED PARTIES

         One Winthrop Properties, Inc. (the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

         The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to receive fees from the Partnership equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

3.       TRANSACTIONS WITH RELATED PARTIES (Continued)

         Local Limited Partnerships. The minimum fee is $100,000 per annum. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $100,000 for the years ended December 31, 2002 and 2001. Coordinated Services is affiliated with the management agent of Brookside. For the year ended December 31, 2002 and 2001, the management agent and its affiliates earned management fees, expense reimbursements and other fees of approximately $70,000 and $85,000, respectively.

         As of December 31, 2002 and 2001, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing and is repayable from available cash flow.

4.       REAL ESTATE

         Real estate is comprised of the following:

                                                            December 31,
                                                    --------------------------
                                                        2002          2001
                                                    -----------    -----------
              Land                                  $   403,000    $   318,000
              Buildings, Improvements and
                 Personal Property                    8,197,000      8,226,000
                                                    -----------    -----------
                                                      8,600,000      8,544,000
              Accumulated Depreciation               (5,981,000)    (5,601,000)
                                                    -----------    -----------
                                                    $ 2,619,000    $ 2,943,000
                                                    ===========    ===========

5.       MORTGAGE NOTES PAYABLE

         The mortgage note payable encumbering Southwest Parkway in the amount of $2,054,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000, and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

5.       MORTGAGE NOTES PAYABLE (Continued)

         The mortgage note payable encumbering Brookside in the amount of $1,289,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

         The estimated fair value of the mortgage note payable encumbering Southwest Parkway was approximately $2,133,000 at December 31, 2002 and the estimated fair value of the mortgage note payable encumbering Brookside approximates its carrying amount at December 31, 2002.

         Principal payments on the mortgage notes are due as follows:

                 2003                           $   62,000
                 2004                               67,000
                 2005                               73,000
                 2006                               79,000
                 2007                            1,940,000
              Thereafter                         1,122,000
                                                ----------
                                                $3,343,000
                                                ==========

6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

         As of December 31, 2002, the Partnership's equity interests in six Local Limited Partnerships is summarized, as follows:

          Local Limited Partnership                                          Percentage Ownership
          -------------------------                                          --------------------
          Whisper Lake, Ltd. (Whisper Lake Apartments)                                99%
          Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)               98%
          Honeywood Associates (Honeywood Apartments)                                 95%
          Wedgewood Creek Limited Partnership (Wedgewood Creek Apartments)            99%
          First Investment Limited Partnership IX (Mountain Vista I,                  90%
          Mountain Vista II and Cibola Village Apartments)
          Crofton Village Limited Partnership (Crofton Village Apartments)            44%

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

         In addition, the Partnership holds a 99% limited partnership interest in Southwest Parkway, which was accounted for under the equity method prior to January 1997, and a 99% limited partnership interest in Brookside, which was accounted for under the equity method prior to November 1998.

         As of December 31, 2002, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships that own eight apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling approximately $53,901,000 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

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

         As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage encumbering Sanford's property from the United States Department of Housing and Urban Development ("HUD"). The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern. During 2002, Sanford paid to Southeastern

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

6.       INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

         $710,000 which consisted of accrued interest of $435,000 and interest expense for 2002 of $275,000.

         The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                              December 31,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
ASSETS

Real estate, at cost:
  Land                                                   $  4,015    $  4,015
  Buildings, net of accumulated depreciation of
    $45,006 and $42,705 in 2002 and 2001, respectively
                                                           12,711      14,468
  Cash and cash equivalents                                 2,230       2,906
  Other assets, net of accumulated amortization of
    $2,930 and $2,829 in 2002 and 2001, respectively
                                                            3,838       3,394
                                                         --------    --------

  Total Assets                                           $ 22,794    $ 24,783
                                                         ========    ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                          $  1,317       1,307
  Loans payable                                               992         473
  Mortgage notes payable                                   53,901      49,046
  Accounts payable and accrued expenses                     2,312       2,701
                                                         --------    --------

  Total Liabilities                                        58,522      53,527
                                                         --------    --------

Partners' Deficit:
  Winthrop Residential Associates II                      (29,825)    (26,135)
  Other partners                                           (5,903)     (2,609)
                                                         --------    --------

  Total Deficit                                           (35,728)    (28,744)
                                                         --------    --------

Total Liabilities and Partners' Deficit                  $ 22,794    $ 24,783
                                                         ========    ========

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

6.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                             2002        2001
                                                          ----------  ----------
Income:

     Rental income                                        $   13,374  $   13,392
     Other income                                                677         750
                                                          ----------  ----------

         Total income                                         14,051      14,142
                                                          ----------  ----------

Expenses:

     Interest                                                  4,076       3,849
     Depreciation and amortization                             2,402       2,392
     Taxes and insurance                                       1,467       1,463
     Other operating expenses                                  6,669       5,892
                                                          ----------  ----------

         Total expenses                                       14,614      13,596
                                                          ----------  ----------

Net (loss) income                                         $     (563) $      546
                                                          ==========  ==========

Net (loss) income allocated to
 Winthrop Residential Associates II                       $     (540) $      247
                                                          ==========  ==========

Net (loss) income allocated to other partners             $      (23) $      299
                                                          ==========  ==========

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

7.       TAXABLE INCOME

         The Partnership's taxable income differs from net income for financial reporting purposes as follows (in thousands):

                                                                 2002       2001
                                                               -------    -------
         Net income for financial reporting purposes           $ 2,731    $   466

                  Differences in equity in Local Limited
                  Partnership's income/loss for financial
                  reporting and tax reporting purposes           1,753      2,276

                  Income from Local Limited Partnership cash
                  distributions                                 (3,196)      (642)
                                                               -------    -------

         Taxable income                                        $ 1,288    $ 2,100
                                                               =======    =======

8.       NATIONAL HOUSING ACT SUBSIDIES

         Southwest Parkway has entered into a Section 8 housing assistance payment contract with the United States Department of Housing and Urban Development ("HUD") under which HUD provides assistance payments on behalf of eligible lower-income families for contract units, pursuant to Section 8, Title II of the Housing and Community Development Act of 1974. The maximum number of contract units and dollar amount of annual housing assistance payments are limited by HUD. Terms of the contract are as follows:

               Contract No.      Expiration Date       Current Receipts
               ------------      ---------------       ----------------
               TX166000215       October 27, 2003          $285,022

         HUD has issued regulations that govern the continuance of project-based subsidies. Under these regulations, owners with expiring housing assistance payment contracts may elect to (1) renew the contract without restructuring in which case rents will be increased or decreased to current market rents, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Southwest Parkway presently intends to renew the contract when it expires in October 2003.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

9.       LEGAL PROCEEDINGS

         The general partner of Wedgewood Creek Apartments, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. The general partner's breach of fiduciary duty claim is now pending with the general partner's other claims for breach of the partnership agreement and for declaratory judgment. In addition, plaintiff's amendment adds a count seeking declaratory relief to permit the roofs at Wedgwood Creek to be repaired. The Partnership contends that its consent is not required for such action. The Partnership believes the claims are without merit and intends to vigorously defend the action.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 or 2001 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2002. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)  Security ownership of management.

         None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 2002 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

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

         The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $5,000 of cash distributions in 2002 and 2001, respectively.

         For the years ended December 31, 2002 and 2001, the Partnership allocated $24,143 and $39,368 of taxable income to the Managing General Partner and $40,237 and $65,615 to the Associate General Partner, respectively.

Item 13. Controls and Procedures

         The Managing General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

         However, the principal executive officer and principal financial officer rely on the audited financial statements of the Local Limited Partnerships in completing their evaluation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c). In connection with this evaluation, the principal executive officer and principal financial officer request that the general partners of the Local Limited Partnerships provide the Partnership with a Certification in substantially the form of the Certifications required as part of this report. The principal executive officer and principal financial officer have not received such Certifications from the general partners of the following Local Limited
Partnerships: Southwest Parkway, Ltd., and First Investment Limited Partnership IX.

Item 14. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April, 2003.

                                       WINTHROP RESIDENTIAL ASSOCIATES II,
                                       A LIMITED PARTNERSHIP

                                       By:  ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner

                                       By:  /s/ Michael L. Ashner
                                           ------------------------------------
                                                Michael Ashner
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name          Title                                    Date
--------------          -----                                    ----
/s/ Michael Ashner      Chief Executive Officer and Director     April 2, 2003
------------------
Michael Ashner

/s/ Thomas Staples      Chief Financial Officer                  April 2, 2003
------------------
Thomas Staples

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

     I, Michael L. Ashner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winthrop Residential Associates II, A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   April 2, 2003                  /s/ Michael L. Ashner
                                            ----------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

     I, Thomas Staples, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winthrop Residential Associates II, A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   April 2, 2003                  /s/ Thomas Staples
                                            ----------------------------------
                                                Thomas Staples
                                                Chief Financial Officer

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

99.1     Certification Pursuant to Section 906 of the                    47
         Sarbanes-Oxley Act of 2002.

99.2     Supplementary Information required pursuant to Section          48
         9.4 of the Partnership Agreement.