Form 10QSB
period 2003-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2003-05-15
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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
       (Exact name of small business issuer as specified in its charter)


            Maryland                                   04-2742158
----------------------------------       --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


 7 Bulfinch Place, Suite 500, Boston, MA                    02114-9507
-----------------------------------------            -----------------------
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



                                    1 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31, 2003         DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                 (UNAUDITED)              2002
                                                               --------------         ------------
Assets
------

Cash and cash equivalents                                         $   4,381            $   4,848
Escrow deposits                                                         220                  294
Investment in Local Limited Partnership                                 645                  310
Other assets                                                            228                  226
Real estate, net of accumulated depreciation of
      $6,076 in 2003 and $5,981 in 2002                               2,539                2,619
                                                                  ---------            ---------

      Total Assets                                                $   8,013            $   8,297
                                                                  =========            =========

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities          $     279            $     331
Distribution payable                                                    131                  605
Loan payable - affiliate                                                501                  501
Mortgage notes payable                                                3,328                3,343
                                                                  ---------            ---------

      Total Liabilities                                               4,239                4,780
                                                                  ---------            ---------

Minority interest                                                        31                   31
                                                                  ---------            ---------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                 4,579                4,335
General Partners' deficit                                              (836)                (849)
                                                                  ---------            ---------

         Total Partners' Capital                                      3,743                3,486
                                                                  ---------            ---------

         Total Liabilities and Partners' Capital                   $  8,013            $   8,297
                                                                  =========            =========


                 See notes to consolidated financial statements.



                                    2 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                        FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,             MARCH 31,
                                                                        2003                  2002
                                                                      ---------             ---------
Income:

    Rental income                                                     $    350              $    333
    Income from Local Limited Partnerships' cash distributions             479                    67
    Equity in loss of Local Limited Partnership                            (91)                    -
    Interest income                                                          7                    10
    Other income                                                            11                     9
                                                                      --------              --------

      Total income                                                         756                   419
                                                                      --------              --------

Expenses:

    Operating                                                              222                   195
    Depreciation                                                            95                    93
    Interest                                                                71                    72
    Management fees                                                         48                    49
    General and administrative                                              37                    30
                                                                      --------              --------

      Total expenses                                                       473                   439
                                                                      --------              --------


Net income (loss)                                                     $    283              $    (20)
                                                                      ========              ========

Net income (loss) allocated to General Partners                       $     14              $     (1)
                                                                      ========              ========

Net income (loss) allocated to Limited Partners                       $    269              $    (19)
                                                                      ========              ========

Net income (loss) per Unit of Limited Partnership Interest            $  10.76              $   (.76)
                                                                      ========              ========

Distributions per Unit of Limited Partnership Interest                $   1.00              $   1.00
                                                                      ========              ========






                 See notes to consolidated financial statements.



                                     3 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                   UNITS OF
                                    LIMITED          LIMITED        GENERAL           TOTAL
                                  PARTNERSHIP       PARTNERS'       PARTNERS'       PARTNERS'
                                   INTEREST          CAPITAL         DEFICIT         CAPITAL
                                  -----------       ---------       ---------       ---------
Balance - January 1, 2003           25,010          $ 4,335         $  (849)         $ 3,486

    Net income                           -              269              14              283
    Distributions                        -              (25)             (1)             (26)
                                    ------          -------         -------          -------

Balance - March 31, 2003            25,010          $ 4,579         $  (836)         $ 3,743
                                    ======          =======         =======          =======























                 See notes to consolidated financial statements.


                                    4 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,           MARCH 31,
(IN THOUSANDS)                                                        2003                2002
                                                                    ---------           ---------
Cash Flows from Operating Activities:

Net income (loss)                                                   $    283            $    (20)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
      Depreciation                                                        95                  93
      Amortization                                                         2                   2
      Income from Local Limited Partnership cash distributions          (479)                (67)
      Equity in loss of Local Limited Partnership                         91                   -

      Changes in assets and liabilities:
         Decrease in escrow deposits                                      65                  54
         (Increase) decrease in other assets                              (4)                 12
         Decrease in accounts payable, accrued
            expenses and other liabilities                               (52)                (45)
                                                                    --------            --------

      Net cash provided by operating activities                            1                  29
                                                                    --------            --------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnership              479                  67
      Change in replacement reserves                                       9                  32
      Property improvements                                              (15)                (10)
      Investment in Local Limited Partnership                           (426)                  -
                                                                    --------            --------

      Net cash provided by investing activities                           47                  89
                                                                    --------            --------

Cash Flows From Financing Activities:

      Mortgage principal payments                                        (15)                (14)
      Distributions to partners                                         (500)                  -
                                                                    --------            --------

      Cash used in financing activities                                 (515)                (14)
                                                                    --------            --------

Net (decrease) increase in cash and cash equivalents                    (467)                104

Cash and cash equivalents, beginning of period                         4,848               2,321
                                                                    --------            --------

Cash and cash equivalents, end of period                            $  4,381            $  2,425
                                                                    ========            ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

      Interest paid in cash                                         $     69            $     70
                                                                    ========            ========

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------

      Accrued distributions to partners                             $     26            $     26
                                                                    ========            ========


                 See notes to consolidated financial statements.


                                    5 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATION

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the three months ended March 31, 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP

         During 2003, the Partnership made an additional investment of $426,000 in Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest. The investment was made in connection with an agreement that was entered into by the Partnership during 2002, whereby the Partnership agreed to advance to Sanford all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available.

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



                                    6 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP (CONTINUED)

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.














                                    7 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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

              Liquidity and Capital Resources
              -------------------------------

              As of March 31, 2003, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

              The level of liquidity based on cash and cash equivalents experienced a $467,000 decrease at March 31, 2003, as compared to December 31, 2002. The Partnership's $515,000 of cash used in financing activities was partially offset by $47,000 of net cash provided by investing activities and $1,000 of net cash provided by operating activities. Cash provided by investing activities included $479,000 of distributions received from Local Limited Partnerships and a $9,000 decrease in replacement reserves which were partially offset by $15,000 of property improvements and a $426,000 investment in a Local Limited Partnership. Cash used in financing activities included $15,000 of mortgage principal payments and $500,000 of distributions to partners.



                                    8 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Liquidity and Capital Resources (Continued)
              -------------------------------------------

              The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case-by-case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership. During the three months ended March 31, 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. The Partnership does not anticipate that it will need to provide significant funds to Brookside in the near future.

              During 2003, the Partnership made an additional investment of $426,000 in Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest. The investment was made in connection with an agreement that was entered into by the Partnership during 2002, whereby the Partnership agreed to advance to Sanford all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available.

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



                                    9 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Liquidity and Capital Resources (Continued)
              -------------------------------------------

              For the three months ended March 31, 2003, the Partnership accrued distributions aggregating $25,000 to its limited partners ($1.00 per unit) and $1,000 to the general partners. During the three months ended March 31, 2003, the Partnership distributed $500,000 of the $600,000 of distributions accrued to its limited partners for the year ended December 31, 2002. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

              The mortgage note payable encumbering Southwest Parkway in the amount $2,046,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

              The mortgage note payable encumbering Brookside in the amount of $1,282,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

              Southwest Parkway has entered into a Section 8 housing assistance payment contract with HUD which provides assistance payments on behalf of eligible lower-income families for contract units, pursuant to Section 8, Title II of the Housing and Community Development Act of 1974. The maximum number of contract units and dollar amount of annual housing assistance payments are limited by HUD. Terms of the contract are as follows:

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



                                    10 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Liquidity and Capital Resources (Continued)
              -------------------------------------------

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

              Results of Operations
              ---------------------

              The Partnership's net income was $283,000 for the three months ended March 31, 2003, as compared to a net loss of $20,000 for the comparable period in 2002, due to an increase in income of $337,000, which was partially offset by an increase in expenses of $34,000.

              Income increased for the three months ended March 31, 2003, as compared to the comparable period in 2002, due to increases in rental income of $17,000, income from Local Limited Partnership cash distributions of $412,000, and other income of $2,000, which were partially offset by a decrease in interest income of $3,000, and a $91,000 equity in loss of a Local Limited Partnership for the three months ended March 31, 2003 as compared to no loss for the three months ended March 31, 2002. Rental income increased primarily due to an increase in occupancy at the Southwest Parkway property. During the three months ended March 31, 2003, the Partnership received cash distributions of $426,000 and $53,000 from the Local Limited Partnerships which own the Whisper Lake Apartments and Crofton Village Apartments, respectively. During the three months ended March 31, 2002, the Partnership received cash distributions of $67,000 from the Local Limited Partnership which owns the Crofton Village Apartments. The equity in loss of a Local Limited Partnership of $91,000 during the three months ended March 31, 2003 relates to the Partnership's investment in Sandford Landing Apartments. Expenses increased due to an increase in various operating expenses of $27,000; and increases in depreciation expense of $2,000, and general and administrative expenses of $7,000, which were partially offset by decreases in management fees of $1,000 and interest expense of $1,000.



                                    11 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Recently Issued Accounting Standards
              ------------------------------------

              In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. This statement had no effect on the Partnership's consolidated financial statements.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Partnership's consolidated financial statements.

              In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's consolidated financial statements.

              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this interpretation will have an impact on the Partnership's consolidated financial statements.



                                    12 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Recently Issued Accounting Standards (Continued)
              ------------------------------------------------

              In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's consolidated financial statements.

              Quantitative and Qualitative Disclosures of Market
              --------------------------------------------------

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at March 31, 2003 are at a fixed rate of interest.

ITEM 3.       CONTROLS AND PROCEDURES
              -----------------------

              The Partnership's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.



                                    13 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



                          PART - II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:

               99.1     Supplementary Information Required Pursuant to
                        Section 9.4 of the Partnership Agreement.

               99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 2003.















                                    14 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



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


                                      WINTHROP RESIDENTIAL ASSOCIATES II,
                                      A LIMITED PARTNERSHIP


                              BY:     ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                      BY: /s/ Michael L. Ashner
                                          -------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer



                                     BY:  /s/ Thomas C. Staples
                                          -------------------------------
                                          Thomas C. Staples
                                          Chief Financial Officer

                                          Dated: May 15, 2003









                                    15 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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



                                    16 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003




             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







     Date: May 15, 2003                     /s/ Michael L. Ashner
                                            ---------------------
                                            Michael L. Ashner
                                            Chief Executive Officer













                                    17 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







     Date: May 15, 2003                     /s/ Thomas C. Staples
                                            ---------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

























                                    19 of 22

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



Exhibit Index


        Exhibit                                                                    Page No.
        -------                                                                   ---------

99.1    Supplementary Information Required Pursuant to                                21
        Section 9.4 of the Partnership Agreement.

99.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      22






















                                    20 of 22