Form 10QSB
period 2003-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2003-08-20
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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
        (Exact name of small business issuer as specified in its charter)

                Maryland                                04-2742158
 ----------------------------------------  ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
 ----------------------------------------  -----------------------------------
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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
                                                                                JUNE 30, 2003   DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                 (UNAUDITED)        2002
                                                                                -------------   ------------
Assets

Cash and cash equivalents                                                       $     3,949     $     4,848
Escrow deposits                                                                         246             294
Investment in Local Limited Partnership                                                 539             310
Other assets                                                                            271             226
Real estate, net of accumulated depreciation of
      $6,173 in 2003 and $5,981 in 2002                                               2,460           2,619
                                                                                ------------    ------------

      Total Assets                                                              $     7,465     $     8,297
                                                                                ============    ============

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities                        $       321     $       331
Distribution payable                                                                     52             605
Loan payable - affiliate                                                                501             501
Mortgage notes payable                                                                3,313           3,343
                                                                                ------------    ------------

      Total Liabilities                                                               4,187           4,780
                                                                                ------------    ------------

Minority interest                                                                        31              31
                                                                                ------------    ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                                 4,108           4,335
General Partners' deficit                                                              (861)           (849)
                                                                                ------------    ------------

         Total Partners' Capital                                                      3,247           3,486
                                                                                ------------    ------------

         Total Liabilities and Partners' Capital                                $     7,465     $     8,297
                                                                                ============    ============

                 See notes to consolidated financial statements.

                                     2 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                     FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                     --------------------------     ------------------------
                                                                      JUNE 30,        JUNE 30,      JUNE 30,        JUNE 30,
                                                                        2003            2002          2003            2002
                                                                      --------        --------      --------        --------
Income:

    Rental income                                                    $     351     $       345     $     701       $   678
    Income from Local Limited Partnership cash distributions               132           2,983           611         3,050
    Equity in loss of Local Limited Partnership                           (106)            (61)         (197)          (61)
    Interest income                                                          6              11            13            21
    Other income                                                             7               7            18            16
                                                                     ----------    ------------    ----------      --------

      Total income                                                         390           3,285         1,146         3,704
                                                                     ----------    ------------    ----------      --------

Expenses:

    Operating                                                              182             140           404           335
    Depreciation                                                            97              94           192           187
    Interest                                                                72              73           143           145
    Management fees                                                         51              41            99            90
    General and administrative                                              36              35            73            65
                                                                     ----------    ------------    ----------      --------

      Total expenses                                                       438             383           911           822
                                                                     ----------    ------------    ----------      --------


Net (loss) income                                                    $     (48)    $     2,902     $     235       $ 2,882
                                                                     ==========    ============    ==========      ========

Net (loss) income allocated to General Partners                      $      (2)    $       145     $      12       $   144
                                                                     ==========    ============    ==========      ========

Net (loss) income allocated to Limited Partners                      $     (46)    $     2,757     $     223       $ 2,738
                                                                     ==========    ============    ==========      ========

Net (loss) income per Unit of Limited Partnership Interest           $   (1.84)    $    110.24     $    8.92       $109.48
                                                                     ==========    ============    ==========      ========

Distributions per Unit of Limited Partnership Interest               $   17.00     $      1.00     $   18.00       $  2.00
                                                                     ==========    ============    ==========      ========

                See notes to consolidated financial statements.

                                    3 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                         UNITS OF
                                          LIMITED      LIMITED       GENERAL        TOTAL
                                        PARTNERSHIP   PARTNERS'     PARTNERS'     PARTNERS'
                                         INTEREST     CAPITAL       DEFICIT        CAPITAL
                                        -----------   ---------     ---------     ---------
Balance - January 1, 2003                   25,010    $    4,335    $     (849)   $    3,486

    Net income                                   -           223            12           235
    Distributions                                -          (450)          (24)         (474)
                                        -----------   -----------   -----------   -----------

Balance - June 30, 2003                     25,010    $    4,108    $     (861)   $    3,247
                                        ===========   ===========   ===========   ===========

                 See notes to consolidated financial statements.

                                     4 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                               FOR THE SIX MONTHS ENDED
                                                                               ---------------------------
                                                                                JUNE 30,          JUNE 30,
(In Thousands)                                                                   2003              2002
                                                                               ---------          --------
Cash Flows from Operating Activities:

Net income                                                                     $      235        $   2,882
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                    192              187
      Amortization                                                                      5                5
      Income from Local Limited Partnership cash distributions                       (611)          (3,050)
      Equity in loss of Local Limited Partnership                                     197               61

      Changes in assets and liabilities:
         Decrease in escrow deposits                                                   53               10
         (Increase) decrease in other assets                                          (50)              14
         Decrease in accounts payable,
            accrued expenses and other liabilities                                    (10)             (65)
                                                                               -----------       ----------

      Net cash provided by operating activities                                        11               44
                                                                               -----------       ----------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                          611            3,050
      Change in replacement reserves                                                   (5)              18
      Property improvements                                                           (33)             (25)
      Investment in Local Limited Partnership                                        (426)            (520)
                                                                               -----------       ----------

      Net cash provided by investing activities                                       147            2,523
                                                                               -----------       ----------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                     (30)             (28)
      Distributions to partners                                                    (1,027)            (105)
                                                                               -----------       ----------

      Cash used in financing activities                                            (1,057)            (133)
                                                                               -----------       ----------

Net (decrease) increase in cash and cash equivalents                                 (899)           2,434

Cash and cash equivalents, beginning of period                                      4,848            2,321
                                                                               -----------       ----------

Cash and cash equivalents, end of period                                       $    3,949        $   4,755
                                                                               ===========       ==========

Supplemental Disclosure of Cash Flow Information:

      Interest paid in cash                                                    $      138        $     140
                                                                               ===========       ==========

Supplemental Disclosure of Non-Cash Financing Activities:

      Accrued distributions to partners                                        $       52        $      52
                                                                               ===========       ==========

                 See notes to consolidated financial statements.


                                     5 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

         The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATION

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the six months ended June 30, 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

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


                                    6 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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


4.       RELATED PARTY TRANSACTIONS

         The Managing General Partner of the Partnership and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $50,000 for the six months ended June 30, 2003 and 2002.


                                    7 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

           Liquidity and Capital Resources

           As of June 30, 2003, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

           The level of liquidity based on cash and cash equivalents experienced an $899,000 decrease at June 30, 2003, as compared to December 31, 2002. The Partnership's $1,057,000 of cash used in financing activities was partially offset by $147,000 of net cash provided by investing activities and $11,000 of net cash provided by operating activities. Cash provided by investing activities included $611,000 of distributions received from Local Limited Partnerships, offset by a $5,000 increase in replacement reserves, $33,000 of property improvements and a $426,000 investment in a Local Limited Partnership. Cash used in financing activities included $30,000 of mortgage principal payments and $1,027,000 of distributions to partners.


                                 8 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case-by-case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership. During the six months ended June 30, 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. The Partnership does not anticipate that it will need to provide significant funds to Brookside in the near future.

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


                                    9 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           For the six months ended June 30, 2003, the Partnership accrued distributions aggregating $50,000 to its limited partners ($2.00 per unit) and $2,000 to the general partners. During the six months ended June 30, 2003, the Partnership made distributions of $1,000,000 to its limited partners ($40.00 per unit) and $27,000 to the general partners. The distributions of $1,000,000 to its limited partners consisted of $500,000 of refinancing proceeds and $500,000 from operations. The Partnership had received refinancing proceeds of $2,223,000 during 2002 from the Local Limited Partnership which owns the Crofton Village Apartments. The Partnership intends to distribute the remaining proceeds from the refinancing during 2003. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and the Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

           The mortgage note payable encumbering Southwest Parkway in the amount $2,038,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

           The mortgage note payable encumbering Brookside in the amount of $1,275,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

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


                                    10 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

           Results of Operations

           The Partnership's net income was $235,000 for the six months ended June 30, 2003, as compared to net income of $2,882,000 for the comparable period in 2002, due to a decrease in income of $2,558,000 and an increase in expenses of $89,000.

           Income decreased for the six months ended June 30, 2003, as compared to the comparable period in 2002, due to a decrease in income from Local Limited Partnership cash distributions of $2,439,000, a decrease in interest income of $8,000 and an increase in equity in loss of a Local Limited Partnership of $136,000. These amounts were partially offset by increases in rental income of $23,000 and other income of $2,000. During the six months ended June 30, 2003, the Partnership received cash distributions of $426,000, $107,000 and $78,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively. During the six months ended June 30, 2002, the Partnership received cash distributions of $519,000, $2,357,000 and $174,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively. The distributions of $2,357,000 received from Crofton Village Apartments during the six months ended June 30, 2002 included a distribution of refinancing proceeds of $2,223,000. The equity in loss of a Local Limited


                                    11 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Results of Operations (Continued)

           Partnership of $197,000 and $61,000 during the six months ended June 30, 2003 and 2002, respectively, relates to the Partnership's investment in the Sanford Landing Apartments. Expenses increased due to increases in operating expenses of $69,000, depreciation expense of $5,000, general and administrative expenses of $8,000 and in management fees of $9,000, which were partially offset by a decrease in interest expense of $2,000.

           Recently Issued Accounting Standards

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


                                    12 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

           In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.


                                    13 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's consolidated financial statements.

           Quantitative and Qualitative Disclosures of Market

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at June 30, 2003 are at a fixed rate of interest.

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


                                    14 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

                          PART - II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits:

                   31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.1  Supplementary Information Required Pursuant to Section
                         9.4 of the Partnership Agreement.


             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended June 30, 2003.



                                    15 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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


                                            WINTHROP RESIDENTIAL ASSOCIATES II,
                                            A LIMITED PARTNERSHIP


                                      BY:  ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner



                                           BY: /s/ Michael L. Ashner
                                                Michael L. Ashner
                                                Chief Executive Officer



                                           BY: /s/ Thomas C. Staples
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated:     August 19, 2003


                                    16 of 23

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

Exhibit Index

     Exhibits                                                                             Page No.
     --------                                                                             ---------
        31.   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.       18

        32.   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.        22

        99.1  Supplementary Information Required Pursuant to                                  23
              Section 9.4 of the Partnership Agreement.


                                    17 of 23