Form 10QSB
period 2003-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2003-11-14
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-11063
                                                -------

            Winthrop Residential Associates II, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Maryland                               04-2742158
---------------------------------------  ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA               02114-9507
---------------------------------------  ---------------------------------------
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



                                     1 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                       SEPTEMBER 30,
                                                                                       2003                DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                   (UNAUDITED)                 2002
                                                                              ---------------------    ---------------------
Assets
------

Cash and cash equivalents                                                     $              4,001     $              4,848
Escrow deposits                                                                                359                      294
Investment in Local Limited Partnership                                                        478                      310
Other assets                                                                                   229                      226
Real estate, net of accumulated depreciation
   of $6,269 in 2003 and $5,981 in 2002                                                      2,383                    2,619
                                                                              ---------------------    ---------------------

      Total Assets                                                             $             7,450     $              8,297
                                                                              =====================    =====================
Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities                      $                385     $                331
Distributions payable                                                                           79                      605
Loan payable - affiliate                                                                       501                      501
Mortgage notes payable                                                                       3,297                    3,343
                                                                              ---------------------    ---------------------

      Total Liabilities                                                                      4,262                    4,780
                                                                              ---------------------    ---------------------

Minority interest                                                                               31                       31
                                                                              ---------------------    ---------------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units authorized,
   issued and outstanding                                                                    4,022                    4,335
General Partners' deficit                                                                     (865)                    (849)
                                                                              ---------------------    ---------------------

         Total Partners' Capital                                                             3,157                    3,486
                                                                              ---------------------    ---------------------

         Total Liabilities and Partners' Capital                               $             7,450     $              8,297
                                                                              =====================    =====================

                 See notes to consolidated financial statements.


                                     2 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2003             2002             2003             2002
                                                                ---------------   ---------------  ---------------  ---------------
Income:

    Rental income                                               $          348    $          348   $        1,049   $        1,026
    Income from Local Limited Partnership cash distributions                53                53              664            3,103
    Equity in loss of Local Limited Partnership                            (61)              (43)            (258)            (104)
    Interest income                                                          5                14               18               35
    Other income                                                             9                13               27               29
                                                                ---------------   ---------------  ---------------  ---------------

      Total income                                                         354               385            1,500            4,089
                                                                ---------------   ---------------  ---------------  ---------------
Expenses:

    Operating                                                              168               175              572              510
    Depreciation                                                            96                94              288              281
    Interest                                                                70                72              213              217
    Management fees                                                         52                46              151              136
    General and administrative                                              32                39              105              104
                                                                ---------------   ---------------  ---------------  ---------------

      Total expenses                                                       418               426            1,329            1,248
                                                                ---------------   ---------------  ---------------  ---------------

Net (loss) income                                               $          (64)   $          (41)  $          171   $        2,841
                                                                ===============   ===============  ===============  ===============

Net (loss) income allocated to General Partners                 $           (3)   $           (2)  $            9   $          142
                                                                ===============   ===============  ===============  ===============

Net (loss) income allocated to Limited Partners                 $          (61)   $          (39)  $          162   $        2,699
                                                                ===============   ===============  ===============  ===============

Net (loss) income per Unit of Limited Partnership Interest      $        (2.44)   $        (1.56)  $         6.48   $       107.92
                                                                ===============   ===============  ===============  ===============

Distributions per Unit of Limited Partnership Interest          $         1.00    $         1.00   $        19.00   $         3.00
                                                                ===============   ===============  ===============  ===============



                 See notes to consolidated financial statements.

                                     3 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                UNITS OF
                                                LIMITED               LIMITED               GENERAL               TOTAL
                                              PARTNERSHIP            PARTNERS'             PARTNERS'            PARTNERS'
                                                INTEREST              CAPITAL               DEFICIT              CAPITAL
                                           -------------------   ------------------    ------------------   -------------------
Balance - January 1, 2003                              25,010    $           4,335     $            (849)   $            3,486

    Net income                                              -                  162                     9                   171
    Distributions                                           -                 (475)                  (25)                 (500)
                                           -------------------   ------------------    ------------------   -------------------

Balance - September 30, 2003                           25,010    $           4,022     $            (865)   $            3,157
                                           ===================   ==================    ==================   ===================






                 See notes to consolidated financial statements.


                                     4 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                       FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,            SEPTEMBER 30,
(IN THOUSANDS)                                                                        2003                     2002
                                                                              ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                    $                171     $              2,841
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                             288                      281
      Amortization                                                                               7                        7
      Income from Local Limited Partnership cash distributions                                (664)                  (3,103)
      Equity in loss of Local Limited Partnership                                              258                      104
      Changes in assets and liabilities:
         (Increase) decrease in escrow deposits                                                (50)                      12
         Increase in other assets                                                              (10)                     (33)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                                              54                      (16)
                                                                              ---------------------    ---------------------

      Net cash provided by operating activities                                                 54                       93
                                                                              ---------------------    ---------------------
Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                   664                    3,103
      Change in replacement reserves                                                           (15)                       1
      Property improvements                                                                    (52)                     (43)
      Investment in Local Limited Partnership                                                 (426)                    (520)
                                                                              ---------------------    ---------------------

      Net cash provided by investing activities                                                171                    2,541
                                                                              ---------------------    ---------------------
Cash Flows From Financing Activities:

      Mortgage principal payments                                                              (46)                     (42)
      Distributions to partners                                                             (1,026)                    (105)
                                                                              ---------------------    ---------------------

      Cash used in financing activities                                                     (1,072)                    (147)
                                                                              ---------------------    ---------------------

Net (decrease) increase in cash and cash equivalents                                          (847)                   2,487

Cash and cash equivalents, beginning of period                                               4,848                    2,321
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $              4,001     $              4,808
                                                                              =====================    =====================
Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                   $                206     $                210
                                                                              =====================    =====================
Supplemental Disclosure of Non-Cash Financing Activities

      Accrued distributions to partners                                       $                 79     $                 79
                                                                              =====================    =====================


                 See notes to consolidated financial statements.

                                     5 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

         The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATION

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the nine months ended September 30, 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

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


                                    6 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP (CONTINUED)

         The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

4.       RELATED PARTY TRANSACTIONS

         The Managing General Partner of the Partnership and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $75,000 for the nine months ended September 30, 2003 and 2002.












                                    7 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


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

              Liquidity and Capital Resources

              As of September 30, 2003, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

              The level of liquidity based on cash and cash equivalents experienced an $847,000 decrease at September 30, 2003, as compared to December 31, 2002. The Partnership's $1,072,000 of cash used in financing activities was partially offset by $171,000 of net cash provided by investing activities and $54,000 of net cash provided by operating activities. Cash provided by investing activities included $664,000 of distributions received from Local Limited Partnerships, offset by a $15,000 increase in replacement reserves, $52,000 of property improvements and a $426,000 investment in a Local Limited Partnership. Cash used in financing activities included $46,000 of mortgage principal payments and $1,026,000 of distributions to partners.


                                    8 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case-by-case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership would share in these consequences in proportion to its ownership interest in the Local Limited Partnership. During the nine months ended September 30, 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. The Partnership does not anticipate that it will need to provide significant funds to Brookside in the near future.

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


                                    9 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              For the nine months ended September 30, 2003, the Partnership accrued distributions aggregating $75,000 to its limited partners ($3.00 per unit) and $4,000 to the general partners. During the nine months ended September 30, 2003, the Partnership paid distributions of $1,000,000 to its limited partners ($40.00 per unit) and $26,000 to the general partners. The distributions of $1,000,000 to its limited partners consisted of $500,000 of refinancing proceeds and $500,000 from operations. The Partnership had received refinancing proceeds of $2,223,000 during 2002 from the Local Limited Partnership which owns the Crofton Village Apartments. The Partnership intends to distribute the remaining proceeds from the refinancing during the fourth quarter of 2003. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and the Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

              The mortgage note payable encumbering Southwest Parkway in the amount $2,029,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

              The mortgage note payable encumbering Brookside in the amount of $1,268,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

              Southwest Parkway has entered into a Section 8 housing assistance payment contract with HUD which provides assistance payments on behalf of eligible lower-income families for contract units, pursuant to Section 8, Title II of the Housing and Community Development Act of 1974. The maximum number of contract units and dollar amount of annual housing assistance payments are limited by HUD. HUD has issued regulations that govern the continuance of project-based subsidies. Under these regulations, owners with expiring housing assistance payment contracts may elect to (1) renew the contract without restructuring in which case rents will be increased or decreased to current market rents, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a restructuring of the mortgage and renewal of the contract. The contract provides for assistance payments of $285,000 and was set to expire on October 27, 2003. Southwest Parkway has renewed the contract for one year.



                                    10 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The general partner of Wedgewood Creek Apartments, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint seeks damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. The general partner's breach of fiduciary duty claim is now pending with the general partner's other claims for breach of the partnership agreement and for declaratory judgment. In addition, plaintiff's amendment adds a count seeking declaratory relief to permit the roofs at Wedgwood Creek to be repaired. The Partnership contends that its consent is not required for such action. The Partnership believes the claims are without merit and intends to vigorously defend the action. The parties have informally agreed to a dismissal and release of all claims without either party paying anything to the other.

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

              Results of Operations

              The Partnership's net income was $171,000 for the nine months ended September 30, 2003, as compared to net income of $2,841,000 for the comparable period in 2002, due to a decrease in income of $2,589,000 and an increase in expenses of $81,000.

              Income decreased for the nine months ended September 30, 2003, as compared to the comparable period in 2002, due to a decrease in income from Local Limited Partnership cash distributions of $2,439,000, a decrease in interest income of $17,000, an increase in equity in loss of a Local Limited Partnership of $154,000 and a decrease in other income of $2,000. These amounts were partially offset by an increase in rental income of $23,000. During the nine months ended September 30, 2003, the Partnership received cash distributions of $426,000, $160,000 and $78,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively. During the nine months ended September 30, 2002, the Partnership received cash distributions of $519,000, $2,410,000 and $174,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively. The distributions of $2,410,000 received from Crofton Village Apartments during the nine months ended September 30, 2002 included a distribution of refinancing proceeds of $2,223,000.


                                    11 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations (Continued)

              The equity in loss of a Local Limited Partnership of $258,000 and $104,000 during the nine months ended September 30, 2003 and 2002, respectively, relates to the Partnership's investment in the Sanford Landing Apartments. Expenses increased due to increases in operating expenses of $62,000, depreciation expense of $7,000, general and administrative expenses of $1,000 and management fees of $15,000, which were partially offset by a decrease in interest expense of $4,000.

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


                                    12 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


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

              In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's consolidated financial statements.

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


                                    13 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's consolidated financial statements.

              Quantitative and Qualitative Disclosures of Market

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at September 30, 2003 are at a fixed rate of interest.

ITEM 3.       CONTROLS AND PROCEDURES

              The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

              There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.






                                    14 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                          PART - II - OTHER INFORMATION
                          -----------------------------


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits:

                    Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


              (b)   Reports on Form 8-K:

                    No reports on Form 8-K were filed during the three months ended September 30, 2003.








                                    15 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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


                                          WINTHROP RESIDENTIAL ASSOCIATES II,
                                          A LIMITED PARTNERSHIP


                                      BY: ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner



                                          BY: /s/ Michael L. Ashner
                                              ---------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer



                                          BY: /s/ Thomas C. Staples
                                              ---------------------------
                                              Thomas C. Staples
                                              Chief Financial Officer

                                              Dated: November 13, 2003









                                    16 of 16

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


Exhibit Index


    Exhibits
    --------
    31.1  Chief Executive Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Chief Financial Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.1  Supplementary Information Required Pursuant to
          Section 9.4 of the Partnership Agreement.