Form 10KSB
period 2003-12-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2004-04-14
CIK 356141

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2003                             Commission File
                   -----------------                              Number 0-11063
                                                                         -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,896,000.

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

Property Matters
----------------

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

     As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from HUD. The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

     The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

     As part of a settlement of a lawsuit brought by the general partner of Wedgewood Creek Limited Partnership against the Partnership, the parties agreed to market Wedgewood Creek Apartments, the property owned by Wedgewood Creek Limited Partnership, for sale. If the property is not sold for a mutually agreeable price, the action brought by the general partner of Wedgewood Creek Limited Partnership will be reinstituted.

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

     The following table sets forth certain information regarding the properties owned by the Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2004.

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

--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

(2)  Consolidated effective November 1, 1998

(3)  Consolidated effective January 1, 1997

(4)  Properties are owned by First Investment Limited Partnership IX

     The following table sets forth information relating to the mortgages encumbering each of the Local Limited Partnership's properties:

                                                                                                    Principal
                                  Principal Balance at    Interest    Period         Maturity      Balance Due
Property                            December 31, 2003       Rate     Amortized         Date        at Maturity
--------                            -----------------       ----     ---------         ----        -----------
Whisper Lake                           $11,271,000         7.675%     27 years       07/1/2030          (1)
Sanford Landing                        $ 8,946,000          (2)       40 years       06/1/2024          (1)
Honeywood                              $ 4,934,000          7.5%      40 years       12/1/2019          (1)
Brookside                              $ 1,260,000          7.5%      40 years       02/1/2023          (1)
Southwest Parkway                      $ 2,021,000         8.75%      27.5 years     02/1/2007      $1,898,000
Wedgewood Creek                        $ 8,107,000          7.5%      40 years       08/1/2024          (1)
Mountain Vista I,
Mountain Vista II and
Cibola Village(3)                      $ 5,856,000          8.6%      30 years       06/1/2010      $5,300,000
Crofton Village                        $ 8,868,000          8.2%      38 years       09/1/2006      $8,500,000
Crofton Village(4)                     $ 5,530,000         7.18%      30 years       08/1/2007      $5,300,000

(1)  Loan at maturity is fully amortized.

(2) $4,977,000 bears interest at 8.75% and a second mortgage loan of $3,969,000 bears interest at 6.93%.

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

     The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                       Average Monthly            Average Monthly Rental
                        Occupancy Rate                Rate per Unit
                       -----------------             ----------------
     Property          2003         2002             2003        2002
     --------          ----         ----             ----        ----
Whisper Lake            96%          95%             $708        $731
Sanford Landing         94%          94%             $623        $662
Honeywood               86%          88%             $625        $623
Brookside               91%          95%             $375        $370
Southwest Parkway       94%          96%             $491        $452
Wedgewood Creek         89%          (1)             $805        (1)
Mountain Vista I        91%          94%             $584        $573
Mountain Vista II       90%          93%             $578        $578
Cibola Village          95%          96%             $510        $494
Crofton Village         92%          93%             $970        $938

(1)  Information has not been provided by the Local Limited Partnership.

     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2003 (in thousands):

                               Gross                                                        Federal
                              Carrying        Accumulated                                     Tax
    Property                   Value         Depreciation         Rate         Method        Basis
    --------                   -----         ------------         ----         ------        -----
Whisper Lake                 $14,250           $10,975          10-25 yrs.       S/L        $1,088
Sanford Landing               $9,043            $7,147           7-25 yrs.       S/L          $460
Honeywood                     $6,154            $4,747           5-30 yrs.       S/L          $599
Brookside                     $2,038            $1,579          10-25 yrs.       S/L          $243
Southwest Parkway             $6,616            $4,791          10-25 yrs.       S/L          $870
Wedgewood Creek              $11,350            $8,748          10-25 yrs.       S/L          $816
Mountain Vista I,
  Mountain Vista II and
  Cibola Village(1)           $9,833            $7,425         5-27.5 yrs.       S/L        $1,392
Crofton Village              $11,722            $8,379          10-25 yrs.       S/L        $1,667

(1) Information is for the Partnership's aggregate Gross Carrying Value, Accumulated Depreciation and Federal Tax Basis in the Local Limited Partnership which owns Mountain Vista I, Mountain Vista II and Cibola Village.

     During 2003 and 2002, the Partnership made a capital contribution of $65,000 and $40,000, respectively, to Brookside to be used for capital improvements and to fund operating deficits. In addition, as described in Item
1. Description of Business. Property Matters, the Partnership made additional capital contributions of $426,000 and $520,000 in 2003 and 2002, respectively, to Sanford Landing Apartments. The Partnership has no present intentions of investing any additional funds in the Local Limited Partnerships but reserves the right to do so if it is deemed to be in the best interest of the Partnership.

Item 3. Legal Proceedings.

     Esper A. Petersen v. Winthrop Residential Associates II, Circuit Court, 19th Judicial Circuit, Lake County, Illinois. In 2002, the general partner of Wedgewood Creek Limited Partnership, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint sought damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. In 2003, both parties entered into a settlement agreement pursuant to which they agreed to stay proceedings and to seek to sell the real estate and to dissolve Wedgewood Creek Limited Partnership. If the property cannot be sold for a mutually acceptable price the action will be reinstituted.

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

     As of March 1, 2004, there were 2,210 holders of 25,010 outstanding Units.

     The Partnership Agreement requires that if the Partnership has Cash Available for Distribution, it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 2003 and 2002, cash distributions paid or accrued to the Investor Limited Partners as a group totaled $2,223,000 and $600,000, respectively.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2003, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

     The level of liquidity based on cash and cash equivalents experienced a $2,511,000 decrease at December 31, 2003, as compared to December 31, 2002. The Partnership's $2,812,000 of cash used in financing activities was partially offset by $241,000 of net cash provided by investing activities and $60,000 of net cash provided by operating activities. Cash provided by investing activities included $729,000 of distributions received from Local Limited Partnerships, which was partially offset by an $8,000 increase in replacement reserves, $54,000 of property improvements and a $426,000 investment in a Local Limited Partnership. Cash used in financing activities included $62,000 of mortgage principal payments and $2,750,000 of distributions to partners.

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

     During 2003, the Partnership transferred $65,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. In January 2004, the Partnership transferred an additional $71,000 to Brookside to be used for capital improvements and to fund operating deficits. The Partnership intends to refinance the mortgage note payable encumbering Brookside at a lower rate of interest. The purpose of the refinancing would be to lower the mortgage payments and to provide additional cash flow for future capital improvements. The Partnership estimates that they would need to provide Brookside between $200,000 and $300,000 to buy down the mortgage to meet underwriting requirements. The Partnership also plans on providing additional funds for capital improvements. The Partnership would then expect that Brookside could operate without future cash investments from the Partnership.

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

     As part of the agreement, Southeastern Capital Corporation ("Southeastern"), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from the United States Department of Housing and Urban Development ("HUD"). The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately

$1,000,000 and was subject to call by HUD at any time after May 1, 2005. Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford's obligation to pay and to terminate the second mortgage upon the expiration of the 10-year term.

     The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern. During 2003, Sanford paid to Southeastern $702,000 which consisted of accrued interest of $427,000 and interest expense for 2003 of $275,000.

     For the year ended December 31, 2003, the Partnership accrued distributions aggregating $100,000 to its limited partners ($4.00 per unit) and $5,000 to the general partners. During the year ended December 31, 2003, the Partnership paid distributions of $2,723,000 to its limited partners ($108.88 per unit) and $27,000 to the general partners. The distributions of $2,723,000 to its limited partners consisted of $2,223,000 of refinancing proceeds and $500,000 from operations. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and the Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

     The mortgage note payable encumbering Southwest Parkway in the amount $2,021,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

     The mortgage note payable encumbering Brookside in the amount of $1,260,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

     Southwest Parkway has entered into a Section 8 housing assistance payment contract with HUD which provides assistance payments on behalf of eligible lower-income families for contract units, pursuant to Section 8, Title II of the Housing and Community Development Act of 1974. The maximum number of contract units and dollar amount of annual housing assistance payments are limited by HUD. HUD has issued regulations that govern the continuance of project-based subsidies. Under these regulations, owners with expiring housing assistance payment contracts may elect to (1) renew the contract without restructuring in which case rents will be increased or decreased to current market rents, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a restructuring of the mortgage and renewal of the contract. The contract provides for assistance payments of $302,000 and is set to expire on July 1, 2004. Southwest Parkway presently intends to renew the contract when it expires.

     The general partner of Wedgewood Creek Limited Partnership, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint sought damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. In 2003, both parties entered into a settlement agreement pursuant to which they agreed to stay proceedings and to seek to sell the real estate and to dissolve Wedgewood Creek Limited Partnership. If the property cannot be sold for a mutually acceptable price the action will be reinstituted.

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

     None of the recently issued accounting standards had any effect on the Partnership's consolidated financial statements.

Results of Operations
---------------------

     The Partnership's net income was $69,000 for the year ended December 31, 2003, as compared to net income of $2,731,000 for the comparable period in 2002, primarily due to a decrease in income of $2,547,000, and an increase in expenses of $117,000.

     Income decreased for the year ended December 31, 2003, as compared to the comparable period in 2002, due to a decrease in income from Local Limited Partnership cash distributions of $2,467,000, a decrease in interest income of $24,000 and an increase in equity in loss of a Local Limited Partnership of $81,000. These amounts were partially offset by an increase in rental income of $25,000. During the year ended December 31, 2003, the Partnership received cash distributions of $426,000, $214,000 and $89,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively. During the year ended December 31, 2002, the Partnership received cash distributions of $520,000, $2,463,000 and $213,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively. The distributions of $2,463,000 received from Crofton Village Apartments during the year ended December 31, 2002 included a distribution of refinancing proceeds of $2,223,000.

     The equity in loss of a Local Limited Partnership of $291,000 and $210,000 during the year ended December 31, 2003 and 2002, respectively, relates to the Partnership's investment in the Sanford Landing Apartments.

     Expenses increased due to increases in operating expenses of $114,000, depreciation expense of $9,000, and management fees of $9,000, which were partially offset by a decrease in interest expense of $5,000 and a decrease in general and administrative expenses of $10,000. Operating expenses increased due to increases in various operating expenses.

Quantitative and Qualitative Disclosures of Market
--------------------------------------------------

     The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at December 31, 2003 are at a fixed rate of interest.

Item 7. Financial Statements


            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2003 and 2002
                     --------------------------------------

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----

Independent Auditors' Report................................................16

Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002................17

Consolidated Statements of Income for the Years Ended
      December 31, 2003 and 2002............................................18

Consolidated Statements of Partners' Capital for the Years Ended
      December 31, 2003 and 2002............................................19

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003 and 2002............................................20

Notes to Consolidated Financial Statements..................................21

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Winthrop Residential Associates II, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates II, A Limited Partnership (a Maryland limited partnership), and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates II, A Limited Partnership, and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
February 27, 2004

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In Thousands, Except Unit Data)

                                                                     DECEMBER 31,
                                                             ---------------------------
                                                                2003             2002
                                                             ----------       ----------
ASSETS

Cash and cash equivalents                                    $    2,337       $    4,848
Escrow deposits                                                     280              294
Investment in Local Limited Partnership                             445              310
Other assets                                                        171              226
Real estate, net                                                  2,284            2,619
                                                             ----------       ----------

         Total Assets                                        $    5,517       $    8,297
                                                             ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable, accrued expenses and other liabilities     $      296       $      331
Distribution payable                                                105              605
Loan payable - affiliate                                            501              501
Mortgage notes payable                                            3,281            3,343
                                                             ----------       ----------

         Total Liabilities                                        4,183            4,780
                                                             ----------       ----------

Minority interest                                                    29               31
                                                             ----------       ----------

Partners' Capital:

Limited Partners -
         Units of Limited Partnership Interest,
         $1,000 stated value per unit; 25,010
         units authorized, issued and outstanding                 2,178            4,335
General Partners' deficit                                          (873)            (849)
                                                             ----------       ----------

         Total Partners' Capital                                  1,305            3,486
                                                             ----------       ----------

         Total Liabilities and Partners' Capital             $    5,517       $    8,297
                                                             ==========       ==========

                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                        (In Thousands, Except Unit Data)

                                                                YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2003             2002
                                                              ----------       ----------
Income:

Rental income                                                 $    1,393       $    1,368
Income from Local Limited Partnership cash distributions             729            3,196
Equity in loss of Local Limited Partnership                         (291)            (210)
Interest income                                                       21               45
Other income                                                          44               44
                                                              ----------       ----------

         Total income                                              1,896            4,443
                                                              ----------       ----------

Expenses:

Operating                                                            813              699
Depreciation                                                         389              380
Interest                                                             284              289
Management fees                                                      204              195
General and administrative                                           139              149
                                                              ----------       ----------

         Total expenses                                            1,829            1,712
                                                              ----------       ----------

Income from operations before minority interest                       67            2,731
Minority interest                                                      2             --
                                                              ----------       ----------

Net income                                                    $       69       $    2,731
                                                              ==========       ==========

Net income allocated to General Partners                      $        3       $      137
                                                              ==========       ==========

Net income allocated to Limited Partners                      $       66       $    2,594
                                                              ==========       ==========

Net income per Unit of Limited Partnership Interest           $     2.64       $   103.72
                                                              ==========       ==========

Distributions per Unit of Limited Partnership Interest        $    88.88       $    24.00
                                                              ==========       ==========


                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  --------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                        (In Thousands, Except Unit Data)

                                        Units of
                                        Limited            Limited            General            Total
                                      Partnership         Partners'          Partners'         Partners'
                                        Interest           Capital            Deficit           Capital
                                     --------------     ------------      -------------     ---------------
 Balance - January 1, 2002                 25,010       $    2,341            $  (981)       $   1,360

        Net income                              -            2,594                137            2,731
        Distributions                           -             (600)                (5)            (605)
                                     --------------     ------------      -------------     ---------------

 Balance - December 31, 2002               25,010            4,335               (849)           3,486

        Net income                              -               66                  3               69
        Distributions                           -           (2,223)               (27)          (2,250)
                                     --------------     ------------      -------------     ---------------
 Balance - December 31, 2003               25,010       $    2,178            $  (873)        $  1,305
                                     ==============     ============      =============     ===============


                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In Thousands)

                                                                              YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                           2003                   2002
                                                                       -------------          -------------
Cash Flows from Operating Activities:

Net income                                                             $          69          $       2,731
Adjustments to reconcile net income to net cash
  provided by operating activities:
         Depreciation                                                            389                    380
         Amortization                                                             10                     10
         Income from Local Limited Partnership cash distributions               (729)                (3,196)
         Equity in loss of Local Limited Partnership                             291                    210
         Minority interest                                                        (2)                    --

         Changes in assets and liabilities:
            Decrease in escrow deposits                                           22                     --
            Decrease (increase) in other assets                                   45                    (67)
            Decrease in accounts payable, accrued expenses
            and other liabilities                                                (35)                    (1)
                                                                       -------------          -------------

         Net cash provided by operating activities                                60                     67
                                                                       -------------          -------------

Cash Flows From Investing Activities:

         Distributions received from Local Limited Partnerships                  729                  3,196
         Change in replacement reserve                                            (8)                     2
         Property improvements                                                   (54)                   (56)
         Investment in Local Limited Partnership                                (426)                  (520)
                                                                       -------------          -------------

         Net cash provided by investing activities                               241                  2,622
                                                                       -------------          -------------

Cash Flows From Financing Activities:

         Mortgage principal payments                                             (62)                   (57)
         Distributions to partners                                            (2,750)                  (105)
                                                                       -------------          -------------

         Cash used in financing activities                                    (2,812)                  (162)
                                                                       -------------          -------------

Net (decrease) increase in cash and cash equivalents                          (2,511)                 2,527

Cash and cash equivalents, beginning of year                                   4,848                  2,321
                                                                       -------------          -------------

Cash and cash equivalents, end of year                                 $       2,337          $       4,848
                                                                       =============          =============

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                             $         274          $         279
                                                                       =============          =============

Supplemental Disclosure of Non-Cash Financing Activities
         Accrued distributions to partners                             $         105          $         605
                                                                       =============          =============

                 See notes to consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

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

     The Managing General Partner of the Partnership is One Winthrop Properties, Inc.

     Consolidation
     -------------

     The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway and Brookside, which are Local Limited Partnerships, the general partners of which are affiliates of the Managing General Partner. All significant intercompany transactions and balances have been eliminated. During 2003 and 2002, the Partnership transferred $65,000 and $40,000, respectively, to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

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

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Use of Estimates
     ----------------

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

     Loan Costs
     ----------

     At December 31, 2003 and 2002, loan costs of $172,000 are included in other assets in the accompanying consolidated balance sheets and are being amortized on a straight-line basis over the life of the respective loan. Accumulated amortization totaled $114,000 and $104,000 at December 31, 2003 and 2002, respectively.

     Investments in Local Limited Partnerships
     -----------------------------------------

     The Partnership accounts for its investment in six of the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Equity in the loss of

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Investments in Local Limited Partnerships (continued)
     -----------------------------------------------------

     Local Limited Partnerships is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships. Distributions received from Local Limited Partnerships whose investment balance has been written down to zero, are recorded as income in the consolidated statements of income.

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

     Recently Issued Accounting Standards
     ------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (continued)
     ------------------------------------------------

     additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's consolidated financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS
     -----------------------------------------------

     In accordance with the partnership agreement, profits and losses not arising from (i) a sale or refinancing; and (ii) cash available for distribution from operations, are allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement. The general partners, however, are allocated at least 1% of the gain. Losses from a sale or refinancing are allocated 1% to the general partners and 99% to the limited partners. In the event that there is no cash to be distributed from a sale or refinancing, gains are allocated 5%, to the general partners and 95%, to the limited partners.

3.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to receive fees from the Partnership equal to 10% of the Partnership's share of cash distributions from operations of the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The minimum fee is $100,000 per annum. In connection therewith, Coordinated Services, which is a related party for financial reporting purposes only, earned fees of $100,000 for the years ended December 31, 2003 and 2002. For the years ended December 31, 2003 and 2002, Coordinated Services received expense reimbursements of approximately $3,000 and $5,000, respectively. Coordinated Services is affiliated with the management agent of Brookside. For the years ended December 31, 2003 and 2002, the management agent and its affiliates earned management fees, expense reimbursements and other fees of approximately $86,000 and $70,000, respectively. Brookside has a payable to an affiliate of its general partner of $41,000 and $17,000 at December 31, 2003 and 2002, respectively.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)
     ---------------------------------------------

     As of December 31, 2003 and 2002, Southwest Parkway is obligated to its general partner for an operating deficit loan payable of $501,000. The loan is non-interest bearing and is repayable from available cash flow.

4.   REAL ESTATE
     -----------

     Real estate is comprised of the following:

                                                  December 31,
                                          --------------------------
                                             2003           2002
                                          -----------    -----------
          Land                            $   403,000    $   403,000
          Buildings, Improvements and
             Personal Property              8,251,000      8,197,000
                                          -----------    -----------
                                            8,654,000      8,600,000
          Accumulated Depreciation         (6,370,000)    (5,981,000)
                                          -----------    -----------
                                          $ 2,284,000    $ 2,619,000
                                          ===========    ===========


5.   MORTGAGE NOTES PAYABLE
     ----------------------

     The mortgage note payable encumbering Southwest Parkway in the amount of $2,021,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000, and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

     The mortgage note payable encumbering Brookside in the amount of $1,260,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

     The estimated fair value of the mortgage note payable encumbering Southwest Parkway was approximately $2,079,000 at December 31, 2003 and the estimated fair value of the mortgage note payable encumbering Brookside approximates its carrying amount at December 31, 2003.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


5.   MORTGAGE NOTES PAYABLE (continued)
     ----------------------------------

    Principal payments on the mortgage notes are due as follows:

               2004                  $   67,000
               2005                      73,000
               2006                      79,000
               2007                   1,940,000
               2008                      41,000
            Thereafter                1,081,000
                                     ----------
                                     $3,281,000
                                     ==========

6.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

     As of December 31, 2003, the Partnership's equity interests in six Local Limited Partnerships is summarized, as follows:


                                                                      Ownership
               Local Limited Partnership                              Percentage
     --------------------------------------------------------------   ----------
     Whisper Lake, Ltd. (Whisper Lake Apartments)                         99%
     Sanford Landing Apartments, Ltd. (Sanford Landing Apartments)        98%
     Honeywood Associates (Honeywood Apartments)                          95%
     Wedgewood Creek Limited Partnership (Wedgewood Creek Apartments)     99%
     First Investment Limited Partnership IX (Mountain Vista I,           90%
       Mountain Vista II and Cibola Village Apartments)
     Crofton Village Limited Partnership (Crofton Village Apartments)     44%

     As of December 31, 2003, in addition to interests in Southwest Parkway and Brookside, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships that own eight apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling approximately $53,512,000 which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 2003 and 2002, the Partnership made an investment of $426,000 and $520,000, respectively, in Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest. The investment was made in connection with an agreement that was entered into by the Partnership whereby the Partnership agreed to advance to Sanford all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

6.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available.

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

     The investment by the Partnership in Sanford is to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern. During 2003, Sanford paid to Southeastern $702,000 which consisted of accrued interest of $427,000 and interest expense for 2003 of $275,000. During 2002, Sanford paid to Southeastern $710,000 which consisted of accrued interest of $435,000 and interest expense for 2002 of $275,000.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

6.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                         December 31,
                                                   ------------------------
                                                     2003           2002
                                                   ----------    ----------
ASSETS

Real estate, at cost:
  Land                                             $    4,015    $    4,015
  Buildings, net of accumulated
     depreciation of $47,087 and $45,006 in
     2003 and 2002, respectively                       10,914        12,711
  Cash and cash equivalents                             1,393         2,230
  Other assets, net of accumulated
     amortization of $2,374 and $2,930 in
     2003 and 2002, respectively                        3,567         3,838
                                                   ----------    ----------

  Total Assets                                     $   19,889    $   22,794
                                                   ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                    $    1,327         1,317
  Loans payable                                         1,418           992
  Mortgage notes payable                               53,512        53,901
  Accounts payable and accrued expenses                 2,062         2,312
                                                   ----------    ----------

  Total Liabilities                                    58,319        58,522
                                                   ----------    ----------

Partners' Deficit:
  Winthrop Residential Associates II                  (31,924)      (29,825)
  Other partners                                       (6,506)       (5,903)
                                                   ----------    ----------

  Total Deficit                                       (38,430)      (35,728)
                                                   ----------    ----------

Total Liabilities and Partners' Deficit            $   19,889    $   22,794
                                                   ==========    ==========

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


6.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                        --------------------------
                                                           2003            2002
                                                        ----------      ----------
Income:
      Rental income                                     $   13,106      $   13,374
      Other income                                             608             677
                                                        ----------      ----------

            Total income                                    13,714          14,051
                                                        ----------      ----------

Expenses:
      Interest                                               4,057           4,076
      Depreciation and amortization                          2,908           2,402
      Taxes and insurance                                    1,542           1,467
      Other operating expenses                               6,766           6,669
                                                        ----------      ----------

            Total expenses                                  15,273          14,614
                                                        ----------      ----------

Net (loss) income                                       $   (1,559)     $     (563)
                                                        ==========      ==========

Net (loss) income allocated to
 Winthrop Residential Associates II                     $   (1,371)     $     (540)
                                                        ==========      ==========

Net (loss) income allocated to other partners           $     (188)     $      (23)
                                                        ==========      ==========

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

7.   TAXABLE INCOME
     -------------

     The Partnership's taxable income differs from net income for financial reporting purposes as follows (in thousands):

                                                         2003           2002
                                                       ---------      ---------
     Net income for financial reporting purposes       $      69      $   2,731

          Differences in equity in Local Limited
            Partnership's income/loss for financial
            reporting and tax reporting purposes             946          1,753

          Income from Local Limited Partnership cash
            distributions                                   (729)        (3,196)
                                                       ---------      ---------

     Taxable income                                    $     286      $   1,288
                                                       =========      =========

8.   NATIONAL HOUSING ACT SUBSIDIES
     ------------------------------

     Southwest Parkway has entered into a Section 8 housing assistance payment contract with HUD under which HUD provides assistance payments on behalf of eligible lower-income families for contract units, pursuant to Section 8, Title II of the Housing and Community Development Act of 1974. The maximum number of contract units and dollar amount of annual housing assistance payments are limited by HUD. Terms of the contract are as follows:

         Contract No.          Expiration Date           Current Receipts
         ------------          ---------------           ----------------

         TX16L000215            July 1, 2004                  $302,143

     HUD has issued regulations that govern the continuance of project-based subsidies. Under these regulations, owners with expiring housing assistance payment contracts may elect to (1) renew the contract without restructuring in which case rents will be increased or decreased to current market rents,
     (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Southwest Parkway presently intends to renew the contract when it expires.

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


9.   LEGAL PROCEEDINGS
     -----------------

     In 2002, the general partner of Wedgewood Creek Limited Partnership, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint sought damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. In 2003, both parties entered into a settlement agreement pursuant to which they agreed to stay proceedings and to seek to sell the real estate and to dissolve Wedgewood Creek Limited Partnership. If the property cannot be sold for a mutually acceptable price the action will be reinstituted.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.


     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2003 or 2002 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                                                   Has Served
                     Position Held with the                       as a Director
Name                 Managing General Partner                   or Officer Since
----                 ------------------------                   ----------------

Michael L. Ashner    Chief Executive Officer and Director             1-96

Thomas C. Staples    Chief Financial Officer                          1-99

Peter Braverman      Executive Vice President                         1-96

Carolyn Tiffany      Chief Operating Officer and Clerk               10-95

     Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

     Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

     Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

     Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

     The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2003. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

     (b) Security ownership of management.

     None of the officers, directors or general partners of the General Partners or their respective officers, directors or general partners owned any Units at December 31, 2003 in individual capacities; however, WFC Realty Co., Inc., a wholly owned subsidiary of First Winthrop, (of which certain officers and directors of the Managing General Partner are officers or directors) owns 95 units (.38%).

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

     The Partnership's general partners are entitled to 5% of cash available for distribution. The general partners received $27,000 and $5,000 of cash distributions in 2003 and 2002, respectively.

     For the years ended December 31, 2003 and 2002, the Partnership allocated $5,354 and $24,143 of taxable income to the Managing General Partner and $8,922 and $40,237 to the Associate General Partner, respectively.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K - None

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

     Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $20,000 and $19,000 for the years ended December 31, 2003 and 2002, respectively.

     Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees or services to the Partnership for the years ended December 31, 2003 and 2002.

     Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $16,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively.

     Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April, 2004.

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

Signature/Name          Title                                        Date
--------------          -----                                        ----

/s/ Michael Ashner      Chief Executive Officer and Director    April 13, 2004
------------------
Michael Ashner

/s/ Thomas Staples      Chief Financial Officer                 April 13, 2004
------------------
Thomas Staples

                                INDEX TO EXHIBITS

Exhibit
  No.                      Title of Document                            Page
--------                   -----------------                            ----

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

31             Certifications Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                                41

32             Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.                               45

99             Supplementary Information Required Pursuant
               to Section 9.4 of the Partnership Agreement               46