Form 10QSB
period 2004-03-31
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2004-05-17
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2004
                                                           --------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from ________ to ________

                         Commission file number 0-11063
                                                -------
            Winthrop Residential Associates II, A Limited Partnership
                --------------------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

                                   Maryland                                                 04-2742158
              ----------------------------------------------------         ---------------------------------------------
                        (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
                         incorporation or organization)

                    7 Bulfinch Place, Suite 500, Boston, MA                                 02114-9507
              ----------------------------------------------------         ---------------------------------------------
                    (Address of principal executive office)                                 (Zip Code)

              Registrant's telephone number, including area code     (617) 570-4600
                                                                 ------------------------------



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---



                        1 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31, 2004           DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                  (UNAUDITED)                 2003
                                                                              ---------------------    --------------------
Assets
------

Cash and cash equivalents                                                     $              2,291     $             2,337
Escrow deposits                                                                                337                     280
Investment in Local Limited Partnership                                                        390                     445
Other assets                                                                                   152                     171
Real estate, net of accumulated depreciation of
      $6,466 in 2004 and $6,370 in 2003                                                      2,203                   2,284
                                                                              ---------------------    --------------------

      Total Assets                                                             $             5,373     $             5,517
                                                                              =====================    ====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable, accrued expenses and other liabilities                      $                316     $               296
Distributions payable                                                                          131                     105
Loan payable - affiliate                                                                       501                     501
Mortgage notes payable                                                                       3,265                   3,281
                                                                              ---------------------    --------------------

      Total Liabilities                                                                      4,213                   4,183
                                                                              ---------------------    --------------------

Minority interest                                                                               29                      29
                                                                              ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                                        2,012                   2,178
General Partners' deficit                                                                     (881)                   (873)
                                                                              ---------------------    --------------------

         Total Partners' Capital                                                             1,131                   1,305
                                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital                               $             5,373     $             5,517
                                                                              =====================    ====================


             See notes to consolidated financial statements.

                                     2 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                                              FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,               MARCH 31,
                                                                                             2004                    2003
                                                                                     ---------------------   ---------------------
Income:

    Rental income                                                                    $                352     $               350
    Income from Local Limited Partnership cash distributions                                            -                     479
    Equity in loss of Local Limited Partnership                                                       (55)                    (91)
    Interest income                                                                                     2                       7
    Other income                                                                                       13                      11
                                                                                     ---------------------   ---------------------
      Total income                                                                                    312                     756
                                                                                     ---------------------   ---------------------

Expenses:

    Operating                                                                                         218                     222
    Depreciation                                                                                       96                      95
    Interest                                                                                           69                      71
    Management fees                                                                                    53                      48
    General and administrative                                                                         24                      37
                                                                                     ---------------------   ---------------------
      Total expenses                                                                                  460                     473
                                                                                     ---------------------   ---------------------

Net (loss) income                                                                    $               (148)   $                283
                                                                                     =====================   =====================

Net (loss) income allocated to General Partners                                      $                 (7)   $                 14
                                                                                     =====================   =====================

Net (loss) income allocated to Limited Partners                                      $               (141)   $                269
                                                                                     =====================   =====================

Net (loss) income per Unit of Limited Partnership Interest                           $              (5.64)   $              10.76
                                                                                      =====================   =====================

Distributions per Unit of Limited Partnership Interest                               $               1.00    $               1.00
                                                                                     =====================   =====================

        See notes to consolidated financial statements.



                                   3 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  UNITS OF
                                                   LIMITED             LIMITED              GENERAL               TOTAL
                                                 PARTNERSHIP          PARTNERS'             PARTNERS'           PARTNERS'
                                                  INTEREST             CAPITAL               DEFICIT             CAPITAL
                                              ------------------  -------------------  -------------------  -------------------

Balance - January 1, 2004                                25,010   $            2,178   $            (873)   $            1,305

    Net loss                                                  -                 (141)                 (7)                 (148)
    Distributions                                             -                  (25)                 (1)                  (26)
                                              ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2004                                 25,010   $            2,012   $            (881)   $            1,131
                                              ==================  ===================  ==================   ===================













        See notes to consolidated financial statements.


                                  4 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                        FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,                MARCH 31,
(In Thousands)                                                                         2004                     2003
                                                                              --------------------     -------------------
Cash Flows from Operating Activities:

Net (loss) income                                                              $               (148)    $                283
Adjustments to reconcile net (loss) income to
net cash (used in ) provided by operating activities:
      Depreciation                                                                               96                       95
      Amortization                                                                                2                        2
      Income from Local Limited Partnership cash distributions                                    -                     (479)
      Equity in loss of Local Limited Partnership                                                55                       91

      Changes in assets and liabilities:
         (Increase) decrease in escrow deposits                                                 (66)                      65
         Decrease (increase) in other assets                                                     17                       (4)
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                                                       20                      (52)
                                                                                -------------------      -------------------
      Net cash (used in) provided by operating activities                                       (24)                       1
                                                                                -------------------      -------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                      -                      479
      Change in replacement reserves                                                              9                        9
      Property improvements                                                                     (15)                     (15)
      Investment in Local Limited Partnership                                                     -                     (426)
                                                                                -------------------      -------------------
      Net cash (used in) provided by investing activities                                        (6)                      47
                                                                                -------------------      -------------------
Cash Flows From Financing Activities:

      Mortgage principal payments                                                               (16)                     (15)
      Distributions to partners                                                                   -                     (500)
                                                                                -------------------      -------------------
      Cash used in financing activities                                                         (16)                    (515)
                                                                                -------------------      -------------------
Net decrease in cash and cash equivalents                                                       (46)                    (467)
Cash and cash equivalents, beginning of period                                                2,337                    4,848
                                                                                -------------------      -------------------

Cash and cash equivalents, end of period                                       $              2,291     $              4,381
                                                                               ====================     ====================
Supplemental Disclosure of Cash Flow Information
------------------------------------------------

      Interest paid in cash                                                    $                 68     $                 69
                                                                               ====================     ====================

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------

      Accrued distributions to partners                                        $                 26     $                 26
                                                                               ====================     ====================

              See notes to consolidated financial statements.

                                    5 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.       GENERAL

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATION

         The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. ("Southwest Parkway") and Brookside, Ltd. ("Brookside"), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated. During the three months ended March 31, 2004, the Partnership transferred $71,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation.

3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP

         In 2002, the Partnership entered into an agreement pursuant to which it agreed to advance to Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest, all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available. For the three months ended March 31, 2004, the Partnership did not make any advances to Sanford.

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


                          6 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP (CONTINUED)

         Investments by the Partnership in Sanford are to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.












                                     7 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


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

              Liquidity and Capital Resources
              -------------------------------

              As of March 31, 2004, the Partnership retained an equity interest in six Local Limited Partnerships owning eight apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

              The level of liquidity based on cash and cash equivalents experienced a $46,000 decrease at March 31, 2004, as compared to December 31, 2003. The decrease was a result of $24,000 of net cash used in operating activities, $6,000 of net cash used in investing activities and $16,000 of cash used in financing activities. Cash used in investing activities included a $9,000 decrease in replacement reserves, which were more than offset by $15,000 of property improvements. Cash used in financing activities consisted of $16,000 of mortgage principal payments.


                                     8 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Liquidity and Capital Resources (Continued)
              ------------------------------------------

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

              During 2004, the Partnership transferred $71,000 to Brookside to be used for capital improvements and to fund operating deficits. This amount is eliminated in consolidation. The Partnership intends to refinance the mortgage note payable encumbering Brookside at a lower rate of interest. The purpose of the refinancing would be to lower the mortgage payments and to provide additional cash flow for future capital improvements. The Partnership estimates that they would need to provide Brookside between $200,000 and $300,000 to buy down the mortgage to meet underwriting requirements. The Partnership also plans on providing additional funds for capital improvements. The Partnership would then expect that Brookside could operate without future cash investments from the Partnership.

              In 2002, the Partnership entered into an agreement pursuant to which it agreed to advance to Sanford Landing Apartments, Ltd. ("Sanford"), a Local Limited Partnership in which the Partnership holds an equity interest, all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available. For the three months ended March 31, 2004, the Partnership did not make any advances to Sanford.

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

              Investments by the Partnership in Sanford are to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage. In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.


                                     9 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Liquidity and Capital Resources (Continued)
              ------------------------------------------

              For the three months ended March 31, 2004, the Partnership accrued distributions aggregating $25,000 to its limited partners ($1.00 per unit) and $1,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

              The mortgage note payable encumbering Southwest Parkway in the amount $2,012,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years. The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

              The mortgage note payable encumbering Brookside in the amount of $1,253,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

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

              The general partner of Wedgewood Creek Limited Partnership, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint sought damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for

                                     10 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
             (CONTINUED)
             ----------

              Liquidity and Capital Resources (Continued)
              -------------------------------------------

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

              Results of Operations
              ---------------------

              The Partnership's net loss was $148,000 for the three months ended March 31, 2004, as compared to net income of $283,000 for the comparable period in 2003, due to a decrease in income of $444,000, which was partially offset by a decrease in expenses of $13,000.

              Income decreased for the three months ended March 31, 2004, as compared to the comparable period in 2003, due to decreases in income from Local Limited Partnership cash distributions of $479,000 and interest income of $5,000, which were partially offset by increases in rental income of $2,000 and other income of $2,000 and a decrease in equity in loss of a Local Limited Partnership of $36,000. During the three months ended March 31, 2004, the Partnership did not receive any cash distributions from the Local Limited Partnerships. During the three months ended March 31, 2003, the Partnership received cash distributions of $426,000 and $53,000 from the Local Limited Partnerships which own the Whisper Lake Apartments and Crofton Village Apartments, respectively. The equity in loss of a Local Limited Partnership of $55,000 and $91,000 during the three months ended March 31, 2004 and 2003, respectively, relates to the Partnership's investment in Sanford Landing Apartments. Expenses decreased due to decreases in general and administrative expenses of $13,000, operating expenses of $4,000 and interest expense of $2,000, which were partially offset by increases in depreciation expense of $1,000 and management fees of $5,000.


                                    11 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
             (CONTINUED)
              ----------

              Quantitative and Qualitative Disclosures of Market
              --------------------------------------------------

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at March 31, 2004 are at a fixed rate of interest.

ITEM 3.       CONTROLS AND PROCEDURES
              -----------------------

              The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

              There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a - 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.



                             12 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------

                (a)   Exhibits:

                      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three months ended March 31, 2004.












                                    13 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


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


                                            WINTHROP RESIDENTIAL ASSOCIATES II,
                                            -----------------------------------
                                            A LIMITED PARTNERSHIP
                                            ---------------------


                                   BY:     ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner



                                           BY: /s/ Michael L. Ashner
                                               ---------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer



                                           BY: /s/ Thomas C. Staples
                                               ---------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated:     May 14, 2004








                                    14 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2004
                           --------------------------


 EXHIBIT INDEX


         Exhibit                                                                                                     Page No.
         -------                                                                                                     --------
         31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                                         16 - 17

         31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                                         18 - 19

         32       Certification of Chief Executive Officer and Chief Financial Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.                                                                    20

         99       Supplementary Information Required Pursuant to Section 9.4 of the
                  Partnership Agreement.                                                                                21









                                    15 of 21