Form 10QSB
period 2004-06-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2004-08-16
CIK 356141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
        (Exact name of small business issuer as specified in its charter)

                Maryland                                   04-2742158
-----------------------------------------           -----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

 7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
-----------------------------------------           -----------------------
 (Address of principal executive office)                  (Zip Code)

     Registrant's telephone number, including area code   (617) 570-4600
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
Yes    X       No
     -----        -----

                                     1 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2004      DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                               (UNAUDITED)           2003
--------------------------------                              -------------     --------------

Assets
------
Cash and cash equivalents                                       $    1,868        $  2,337
Escrow deposits                                                        350             280
Investment in Local Limited Partnership                                505             445
Other assets                                                           205             171
Real estate, net of accumulated depreciation of
      $6,563 in 2004 and $6,370 in 2003                              2,207           2,284
                                                                -----------       ---------

      Total Assets                                              $    5,135        $  5,517
                                                                ===========       =========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
Accounts payable, accrued expenses and other liabilities        $      337        $    296
Distributions payable                                                   52             105
Loan payable - affiliate                                               279             501
Mortgage notes payable                                               3,249           3,281
                                                                -----------       ---------
      Total Liabilities                                              3,917           4,183
                                                                -----------       ---------
Minority interest                                                       29              29
                                                                -----------       ---------
Partners' Capital:
Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,010 units
   authorized, issued and outstanding                                2,068           2,178
General Partners' deficit                                             (879)           (873)
                                                                -----------       ---------
         Total Partners' Capital                                     1,189           1,305
                                                                -----------       ---------
         Total Liabilities and Partners' Capital                $    5,135        $  5,517
                                                                ===========       =========

                See notes to consolidated financial statements.

                                    2 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                                                                      2004             2003            2004            2003
                                                                   ----------       ----------      ----------      ----------

Income:
    Rental income                                                    $  324           $   351           $  676         $   701
    Income from Local Limited Partnership cash distributions            294               132              294             611
    Equity in loss of Local Limited Partnership                         (82)             (106)            (137)           (197)
    Interest income                                                       2                 6                4              13
    Other income                                                         11                 7               24              18
                                                                     -------          --------        ---------       ---------
      Total income                                                      549               390              861           1,146
                                                                     -------          --------        ---------       ---------
Expenses:
    Operating                                                           166               182              384             404
    Depreciation                                                         97                97              193             192
    Interest                                                             70                72              139             143
    Management fees                                                      52                51              105              99
    General and administrative                                           27                36               51              73
                                                                     -------          --------        ---------       ---------
      Total expenses                                                    412               438              872             911
                                                                     -------          --------        ---------       ---------
Net income (loss)                                                    $  137           $   (48)        $    (11)       $    235
                                                                     =======          ========        =========       =========
Net income (loss) allocated to General Partners                      $    6           $    (2)        $     (1)       $     12
                                                                     =======          ========        =========       =========
Net income (loss) allocated to Limited Partners                      $  131           $   (46)        $    (10)       $    223
                                                                     =======          ========        =========       =========
Net income (loss) per Unit of Limited Partnership Interest           $ 5.24           $ (1.84)        $  (0.40)       $   8.92
                                                                     =======          ========        =========       =========
Distributions per Unit of Limited Partnership Interest               $ 3.00           $ 17.00         $   4.00        $  18.00
                                                                     =======          ========        =========       =========

                See notes to consolidated financial statements.

                                    3 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                 UNITS OF
                                 LIMITED     LIMITED       GENERAL      TOTAL
                               PARTNERSHIP  PARTNERS'     PARTNERS'   PARTNERS'
                                 INTEREST    CAPITAL       DEFICIT     CAPITAL
                               -----------  ---------     ---------   ---------

Balance - January 1, 2004        25,010      $ 2,178      $  (873)     $ 1,305

    Net loss                          -          (10)          (1)         (11)
    Distributions                     -         (100)          (5)        (105)
                               ---------     -------      -------      -------

Balance - June 30, 2004          25,010      $ 2,068      $   (879)    $  1,189
                               =========     =======      ========     ========

                See notes to consolidated financial statements.

                                    4 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                       FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,        JUNE 30,
(IN THOUSANDS)                                                            2004            2003
                                                                        --------        --------

Cash Flows from Operating Activities:
Net (loss) income                                                       $    (11)       $    235
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
      Depreciation                                                           193             192
      Amortization                                                             4               5
      Income from Local Limited Partnership cash distributions              (294)           (611)
      Equity in loss of Local Limited Partnership                            137             197
      Changes in assets and liabilities:
         (Increase) decrease in escrow deposits                              (64)             53
         Increase in other assets                                            (38)            (50)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                            41             (10)
                                                                        ---------       ---------
      Net cash (used in) provided by operating activities                    (32)             11
                                                                        ---------       ---------
Cash Flows From Investing Activities:
      Distributions received from Local Limited Partnerships                 294             611
      Change in replacement reserves                                          (6)             (5)
      Property improvements                                                 (116)            (33)
      Investment in Local Limited Partnership                               (197)           (426)
                                                                        ---------       ---------
      Net cash (used in) provided by investing activities                    (25)            147
                                                                        ---------       ---------
Cash Flows From Financing Activities:
      Mortgage principal payments                                            (32)            (30)
      Distributions to partners                                             (158)         (1,027)
      Payment of loan payable - affiliate                                   (222)              -
                                                                        ---------       ---------
      Cash used in financing activities                                     (412)         (1,057)
                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                   (469)           (899)
Cash and cash equivalents, beginning of period                             2,337           4,848
                                                                        ---------       ---------
Cash and cash equivalents, end of period                                $  1,868        $  3,949
                                                                        =========       =========
Supplemental Disclosure of Cash Flow Information:
      Interest paid in cash                                             $    135        $    138
                                                                        =========       =========
Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distributions to partners                                 $     52        $     52
                                                                        =========       =========

                See notes to consolidated financial statements.

                                    5 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

         The results of operations for the six months ended June 30, 2004 and
         2003 are not necessarily indicative of the results to be expected for the full year.

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

3.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP

         In 2002, the Partnership entered into an agreement pursuant to which it agreed to advance to Sanford Landing Apartments, Ltd. ("Sanford"), a
         Local Limited Partnership in which the Partnership holds an equity interest, all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper
         Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the
         Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available. During the six months ended June 30, 2004, the Partnership advanced $197,000 to
         Sanford.

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
                            FORM 10-QSB JUNE 30, 2004

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
                            FORM 10-QSB JUNE 30, 2004

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

         Liquidity and Capital Resources

         As of June 30, 2004, the Partnership retained an equity interest in six
         Local Limited Partnerships owning eight apartment properties. The
         Partnership also owns a 99% limited partnership interest in Southwest
         Parkway Ltd. ("Southwest Parkway") and a 99% limited partnership interest in Brookside, Ltd. ("Brookside") (collectively referred to as the "Subsidiaries"). Affiliates of the general partners of the
         Partnership are the general partners of the Subsidiaries. The
         Partnership's primary sources of income are distributions from the
         Local Limited Partnerships and rental income from the Subsidiaries. The
         Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General
         Partner deems to be in the Partnership's best interest to preserve its ownership interest.

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

         The level of liquidity based on cash and cash equivalents experienced a
         $469,000 decrease at June 30, 2004, as compared to December 31, 2003.
         The decrease was a result of $32,000 of net cash used in operating activities, $25,000 of net cash used in investing activities and
         $412,000 of cash used in financing activities. Cash used by investing activities included $294,000 of distributions received from a Local
         Limited Partnership, which was more than offset by a $6,000 increase in replacement reserves, $116,000 of property improvements and a $197,000 investment in a Local Limited Partnership. Cash used in financing activities consisted of $32,000 in mortgage principal payments,
         $158,000 of distributions to partners and a $222,000 payment on a loan payable to an affiliate.

                                     8 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

         In 2002, the Partnership entered into an agreement pursuant to which it agreed to advance to Sanford Landing Apartments, Ltd. ("Sanford"), a
         Local Limited Partnership in which the Partnership holds an equity interest, all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper
         Lake, Ltd. ("Whisper"), another Local Limited Partnership in which the
         Partnership holds an equity interest. The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford's first and second mortgages and are repayable without interest subject to terms of Sanford's partnership agreement and to the extent that Sanford has sufficient funds available. During the six months ended June 30, 2004, the Partnership advanced $197,000 to
         Sanford.

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
                            FORM 10-QSB JUNE 30, 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)

         For the six months ended June 30, 2004, the Partnership accrued distributions aggregating $50,000 to its limited partners ($2.00 per unit) and $2,000 to the general partners. During the six months ended
         June 30, 2004, the Partnership made cash distributions of $150,000 to its limited partners ($6.00 per unit) and $8,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The
         Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

         The mortgage note payable encumbering Southwest Parkway in the amount of $2,003,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years.
         The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

         The mortgage note payable encumbering Brookside in the amount of
         $1,246,000 is self amortizing and is payable in monthly installments of
         $10,348, including interest at 7.5% per annum, through February 1,
         2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

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
         Under these regulations, owners with expiring housing assistance payment contracts may elect to (1) renew the contract without restructuring in which case rents will be increased or decreased to current market rents, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a restructuring of the mortgage and renewal of the contract. The contract provides for assistance payments of $302,000 and expired on July 1, 2004. Southwest
         Parkway renewed the contract through July 1, 2005.

         The general partner of Wedgewood Creek Limited Partnership, a Local
         Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership's failure to consent to a refinancing of the loan encumbering the property. The Complaint sought damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the
         Partnership's motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its
         Complaint, and, on October 29, 2002 the Court denied the Partnership's motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner's claim for breach of fiduciary duty contains claims for compensatory and punitive damages for

                                    10 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)

         failure of the Partnership to consent to the refinancing and certain roof repairs and replacements. In 2003, both parties entered into a settlement agreement pursuant to which they agreed to stay proceedings and to seek to sell the real estate and to dissolve Wedgewood Creek
         Limited Partnership. This property is presently in a contract to sell.
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

         Results of Operations

         The Partnership's net loss was $11,000 for the six months ended June
         30, 2004, as compared to net income of $235,000 for the comparable period in 2003, due to a decrease in income of $285,000, which was partially offset by a decrease in expenses of $39,000.

         Income decreased for the six months ended June 30, 2004, as compared to the comparable period in 2003, due to decreases in rental income of
         $25,000, income from Local Limited Partnership cash distributions of
         $317,000 and interest income of $9,000,which were partially offset by a decrease in equity in loss of a Local Limited Partnership of $60,000 and an increase in other income of $6,000. During the six months ended
         June 30, 2004, the Partnership received from the Local Limited
         Partnership which owns the Whisper Lake Apartments, cash distributions of $294,000. During the six months ended June 30, 2003, the Partnership received cash distributions of $426,000, $107,000 and $78,000 from the
         Local Limited Partnerships which own the Whisper Lake Apartments,
         Crofton Village Apartments and Honeywood Apartments, respectively. The equity in loss of a Local Limited Partnership of $137,000 and $197,000 during the six months ended June 30, 2004 and 2003, respectively, relates to the Partnership's investment in Sanford Landing Apartments.
         Expenses decreased due to decreases in operating expenses of $20,000, general and administrative expenses of $22,000 and interest expense of
         $4,000, which were partially offset by increases in depreciation expense of $1,000 and management fees of $6,000.

                                    11 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Quantitative and Qualitative Disclosures of Market

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at June 30, 2004 are at a fixed rate of interest.

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
                            FORM 10-QSB JUNE 30, 2004

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed
               herewith and are listed in the attached Exhibit Index.

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended June
               30, 2004.

                                    13 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINTHROP RESIDENTIAL ASSOCIATES II,
                                            A LIMITED PARTNERSHIP

                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner

                                            BY: /s/ Michael L. Ashner
                                                --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

                                            BY: /s/ Thomas C. Staples
                                                --------------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated: August 13, 2004

                                    14 of 21

            WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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