Form 10QSB
period 2004-09-30
WINTHROP RESIDENTIAL ASSOCIATES II
filed 2004-11-15
CIK 356141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number  0-11063

Winthrop Residential Associates II, A Limited Partnership

(Exact name of small business issuer as specified in its charter)

Maryland	04-2742158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (617) 570-4600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒       No    ☐

WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

(In Thousands, Except Unit Data)

	September 30, 2004	December 31, 2003
	(Unaudited)

Assets

Cash and cash equivalents	$1,900	$2,337
Escrow deposits	378	280
Investment in Local Limited Partnership	402	445
Other assets	168	171
Real estate, net of accumulated depreciation of $6,659 in 2004 and $6,370 in 2003	2,144	2,284

Total Assets	$4,992	$5,517

Liabilities and Partners’ Capital

Liabilities:

Accounts payable, accrued expenses and other liabilities	$390	$296
Distributions payable	79	105
Loan payable - affiliate	279	501
Mortgage notes payable	3,232	3,281

Total Liabilities	3,980	4,183

Minority interest	29	29

Partners’ Capital:

Limited Partners -
Units of Limited Partnership Interest, $1,000 stated value per unit; 25,010 units authorized, issued and outstanding	1,664	2,178
General Partners’ deficit	(681)	(873)

Total Partners’ Capital	983	1,305

Total Liabilities and Partners’ Capital	$4,992	$5,517

See notes to consolidated financial statements.

WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Income:

Rental income	$367	$348	$1,043	$1,049
Income from Local Limited Partnership cash distributions	4,163	53	4,457	664
Equity in loss of Local Limited Partnership	(103)	(61)	(240)	(258)
Interest income	4	5	8	18
Other income	14	9	38	27

Total income	4,445	354	5,306	1,500

Expenses:

Operating	199	168	583	572
Depreciation	96	96	289	288
Interest	69	70	208	213
Management fees	53	52	158	151
General and administrative	44	32	95	105

Total expenses	461	418	1,333	1,329

Net income (loss)	$3,984	$(64)	$3,973	$171

Net income (loss) allocated to General Partners	$200	$(3)	$199	$9

Net income (loss) allocated to Limited Partners	$3,784	$(61)	$3,774	$162

Net income (loss) per Unit of Limited Partnership Interest	$151.30	$(2.44)	$150.90	$6.48

Distributions per Unit of Limited Partnership Interest	$167.45	$1.00	$171.45	$19.00

See notes to consolidated financial statements.

WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statement of Partners’ Capital (Unaudited)

(In Thousands, Except Unit Data)

	Units of Limited Partnership Interest	Limited Partners’ Capital	General Partners’ Deficit	Total Partners’ Capital

Balance - January 1, 2004	25,010	$2,178	$(873)	$1,305

Net income	—	3,774	199	3,973
Distributions	—	(4,288)	(7)	(4,295)

Balance - September 30, 2004	25,010	$1,664	$(681)	$983

See notes to consolidated financial statements.

WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities:

Net income	$3,973	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	289	288
Amortization	7	7
Income from Local Limited Partnership cash distributions	(4,457)	(664)
Equity in loss of Local Limited Partnership	240	258

Changes in assets and liabilities:
Increase in escrow deposits	(118)	(50)
Increase in other assets	(4)	(10)
Increase in accounts payable, accrued expenses and other liabilities	94	54

Net cash provided by operating activities	24	54

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnerships	4,457	664
Change in replacement reserves	20	(15)
Property improvements	(149)	(52)
Investment in Local Limited Partnership	(197)	(426)

Net cash provided by investing activities	4,131	171

Cash Flows From Financing Activities:

Mortgage principal payments	(49)	(46)
Distributions to partners	(4,321)	(1,026)
Payment of loan payable - affiliate	(222)	—

Cash used in financing activities	(4,592)	(1,072)

Net decrease in cash and cash equivalents	(437)	(847)

Cash and cash equivalents, beginning of period	2,337	4,848

Cash and cash equivalents, end of period	$1,900	$4,001

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$201	$206

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners	$79	$79

See notes to consolidated financial statements.

WINTHROP RESIDENTIAL ASSOCIATES II, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information contained herein is unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.  All adjustments are of a normal recurring nature.  The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2.                                       Consolidation

The consolidated financial statements of the Partnership include the accounts of the Partnership and two subsidiaries, Southwest Parkway, Ltd. (“Southwest Parkway”) and Brookside, Ltd. (“Brookside”), which are Local Limited Partnerships previously accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.  During the nine months ended September 30, 2004, the Partnership transferred $71,000 to Brookside to be used for capital improvements and to fund operating deficits.  This amount is eliminated in consolidation.

3.                                       Investment in Local Limited Partnership

In 2002, the Partnership entered into an agreement pursuant to which it agreed to advance to Sanford Landing Apartments, Ltd.  (“Sanford”), a Local Limited Partnership in which the Partnership holds an equity interest, all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. (“Whisper”), another Local Limited Partnership in which the Partnership holds an equity interest.  The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford’s first and second mortgages and are repayable without interest subject to terms of Sanford’s partnership agreement and to the extent that Sanford has sufficient funds available.  During the nine months ended September 30, 2004 and 2003, the Partnership advanced $197,000 and $426,000, respectively, to Sanford.

As part of the agreement, Southeastern Capital Corporation (“Southeastern”), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from the United States Department of Housing and Urban Development (“HUD”).  The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005.  Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford’s obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

Investments by the Partnership in Sanford are to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage.  In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

4.                                       Sale of Local Limited Partnership

In August 2004, Wedgewood Creek Limited Partnership sold its property.  The Partnership received a distribution of $4,163,000 from the sale of this property.  The Partnership distributed these proceeds to its partners in September 2004.  Approximately $1,000,000 from the sale is being reserved by Wedgewood Creek Limited Partnership until final dissolution of the partnership.

5.                                       Related Party Transactions

The Managing General Partner of the Partnership and certain of its affiliated have a Services Agreement with Coordinated Services of Valdosta, LLC (“Coordinated Services”) pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships.  In connection therewith, Coordinated Services, which is a related party for financial reporting purposed only, earned fees of $75,000 for the nine months ended September 30, 2004 and 2003.

6.                                       Subsequent Event

On October 21, 2004, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated October 21, 2004, by and among, ERI/RES II LLC (“Parent”), ERG/RES II Merger Sub Limited Partnership (“Merger Subsidiary”), the Partnership, One Winthrop Properties Inc. (“One Winthrop”), Linnaeus-Hawthorne Associates Limited Partnership (“Linnaeus-Hawthorne”) and ERI/RES II GP LLC.  Pursuant to the terms of the Merger Agreement:

•                  Merger Subsidiary will be merged with and into the Partnership, with the Partnership being the surviving entity and with affiliates of Parent owning in excess of 99% of the Partnership;

•                  All limited partners in the Partnership, other than affiliates of Parent and dissenting limited partners, will receive $320 of cash consideration in exchange for each unit of limited partnership interest in the Partnership;

•                  If the merger is approved by the general partners of the Partnership and the requisite vote of a majority in interest of the limited partners of the Partnership, the Partnership will make a distribution of the Partnership’s cash reserves, after satisfying or establishing sufficient reserves to pay all expenses of the Partnership, which distribution is anticipated to be approximately $60 per unit of limited partnership interest in the Partnership;

•                  One Winthrop and Linnaeus-Hawthorne, the general partners of the Partnership, will receive, in the aggregate, a 0.2% special limited partnership interest in the surviving partnership; and

•                  Limited partners in the Partnership will, from and after the effective date of the merger, no longer have an interest in the Partnership.

The merger contemplated by the Merger Agreement is subject to certain conditions including without limitation, the consent of a majority in interest of the limited partners of the Partnership.  On November 8, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to all of its limited partners a Statement Furnished in Solicitation of Consents pursuant to which the consent of the limited partners of the Partnership is being sought.  The solicitation period is presently scheduled to expire on December 21, 2004.

Item 2.          Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time.  The discussion of the Partnership’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

On October 21, 2004, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated October 21, 2004, by and among, ERI/RES II LLC (“Parent”), ERG/RES II Merger Sub Limited Partnership (“Merger Subsidiary”), the Partnership, One Winthrop Properties Inc. (“One Winthrop”), Linnaeus-Hawthorne Associates Limited Partnership (“Linnaeus-Hawthorne”) and ERI/RES II GP LLC.  Pursuant to the terms of the Merger Agreement:

•                  Merger Subsidiary will be merged with and into the Partnership, with the Partnership being the surviving entity and with affiliates of Parent owning in excess of 99% of the Partnership;

•                  All limited partners in the Partnership, other than affiliates of Parent and dissenting limited partners, will receive $320 of cash consideration in exchange for each unit of limited partnership interest in the Partnership;

•                  If the merger is approved by the general partners of the Partnership and the requisite vote of a majority in interest of the limited partners of the Partnership, the Partnership will make a distribution of the Partnership’s cash reserves, after satisfying or establishing sufficient reserves to pay all expenses of the Partnership, which distribution is anticipated to be approximately $60 per unit of limited partnership interest in the Partnership;

•                  One Winthrop and Linnaeus-Hawthorne, the general partners of the Partnership, will receive, in the aggregate, a 0.2% special limited partnership interest in the surviving partnership; and

•                  Limited partners in the Partnership will, from and after the effective date of the merger, no longer have an interest in the Partnership.

The merger contemplated by the Merger Agreement is subject to certain conditions including without limitation, the consent of a majority in interest of the limited partners of the Partnership.  On November 8, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to all of its limited partners a Statement Furnished in Solicitation of Consents pursuant to which the consent of the limited partners of the Partnership is being sought.  The solicitation period is presently scheduled to expire on December 21, 2004.

As of September 30, 2004, the Partnership retained an equity interest in five Local Limited Partnerships owning seven apartment properties. The Partnership also owns a 99% limited partnership interest in Southwest Parkway Ltd. (“Southwest Parkway”) and a 99% limited partnership interest in Brookside, Ltd. (“Brookside”) (collectively referred to as the “Subsidiaries”).  Affiliates of the general partners of the Partnership are the general partners of the Subsidiaries.  The Partnership’s primary sources of income are distributions from the Local Limited Partnerships and rental income from the Subsidiaries. The Partnership requires cash to pay the operating expenses and the mortgage notes of the Subsidiaries, management fees, general and administrative expenses or to make capital contributions, or loans, to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership’s best interest to preserve its ownership interest.

The general partner of Wedgewood Creek Limited Partnership, a Local Limited Partnership, brought an action against the Partnership seeking damages in connection with the Partnership’s failure to consent to a refinancing of the loan encumbering the property.  The Complaint sought damages and an order of the Court requiring the Partnership to grant consent to the refinancing. On August 6, 2002, the Court granted the Partnership’s motion to dismiss with respect to the breach of fiduciary duty claim brought by the plaintiff. The plaintiff again amended its Complaint, and, on October 29, 2002 the Court denied the Partnership’s motion to dismiss the amended count for breach of fiduciary duty. As amended, the general partner’s claim for breach of fiduciary duty contained claims for compensatory and punitive damages for failure of the Partnership to consent to the refinancing and certain roof repairs and replacements.  In 2003, both parties entered into a settlement agreement pursuant to which they agreed to stay proceedings and to seek to sell the real estate and to dissolve Wedgewood Creek Limited Partnership.  This property was sold on August 30, 2004.  The Partnership received a distribution of $4,163,000 from the sale of this property.  The Partnership distributed these proceeds to its partners in September 2004.  Approximately $1,000,000 from the sale is being reserved pursuant to final interpretation of the partnership agreement.

To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from the Subsidiaries and cash distributed to the Partnership by the Local Limited Partnerships.  If the Partnership funds any operating deficits, it will use monies from its operating reserves.  The Managing General Partner’s current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships.

The level of liquidity based on cash and cash equivalents experienced a $437,000 decrease at September 30, 2004, as compared to December 31, 2003.  The decrease was a result of $24,000 of net cash provided by operating activities and $4,131,000 of net cash provided by investing activities, which were more than offset by $4,592,000 of cash used in financing activities.  Cash provided by investing activities included $4,457,000 of distributions received from Local Limited Partnerships ($4,163,000 of which was from the sale of Wedgewood Creek Limited Partnership) and a decrease of $20,000 in replacement reserves, which were partially offset by $149,000 of property improvements and a $197,000 investment in a Local Limited Partnership. Cash used in financing activities consisted of $49,000 in mortgage principal payments, $4,321,000 of distributions to partners and a $222,000 payment on a loan payable to an affiliate.

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

In 2002, the Partnership entered into an agreement pursuant to which it agreed to advance to Sanford Landing Apartments, Ltd.  (“Sanford”), a Local Limited Partnership in which the Partnership holds an equity interest, all cash flow and other cash from sources other than from sale or refinancing proceeds received by the Partnership from Whisper Lake, Ltd. (“Whisper”), another Local Limited Partnership in which the Partnership holds an equity interest.  The advances are unsecured, nonrecourse obligations of Sanford, the payment of which is subordinate to Sanford’s first and second mortgages and are repayable without interest subject to terms of Sanford’s partnership agreement and to the extent that Sanford has sufficient funds available.  During the nine months ended September 30, 2004 and 2003, the Partnership advanced $197,000 and $426,000, respectively, to Sanford.

As part of the agreement, Southeastern Capital Corporation (“Southeastern”), the general partner of Sanford (and an affiliate of the general partner of Whisper), agreed to purchase the second mortgage held on Sanford from the United States Department of Housing and Urban Development (“HUD”).  The second mortgage, a nonrecourse cash flow mortgage, had a principal balance of approximately $4,000,000, a balance of accrued interest of approximately $1,000,000 and was subject to call by HUD at any time after May 1, 2005.  Southeastern agreed to modify the terms of the second mortgage such that it will be held without call for a period of 10 years and agreed to release Sanford’s obligation to pay and to terminate the second mortgage upon the expiration of the 10 year term.

Investments by the Partnership in Sanford are to be paid to Southeastern as partial repayment of accrued interest and principal on the second mortgage.  In addition, all cash flow and other cash from sources other than from sale or refinancing proceeds generated by Sanford are to be paid to Southeastern.

For the nine months ended September 30, 2004, the Partnership accrued distributions aggregating $75,000 to its limited partners ($3.00 per unit) and $4,000 to the general partners.  During the nine months ended September 30, 2004, the Partnership made cash distributions of $4,313,000 to its limited partners ($172.45 per unit) and $8,000 to the general partners.  The cash distributions to its limited partners of $4,313,000 included a distribution of $4,163,000 that was the result of a distribution the Partnership received from Wedgewood Creek Limited Partnership from the sale of its property.  The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships and its Subsidiaries. The Partnership’s present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

The mortgage note payable encumbering Southwest Parkway in the amount of $1,994,000 bears interest at 8.75% per annum, requires monthly payments of $17,647 and is being amortized over approximately 27 years.  The loan matures on February 1, 2007 with a balloon payment due of approximately $1,898,000 and is secured by a deed of trust on the rental property. As specified in the loan agreement, Southwest Parkway is required to make monthly payments of approximately $4,000 to a replacement reserve account for future capital improvements.

The mortgage note payable encumbering Brookside in the amount of $1,238,000 is self amortizing and is payable in monthly installments of $10,348, including interest at 7.5% per annum, through February 1, 2023, the date of maturity. The mortgage is collateralized by the rental property, security interest, liens and endorsements common to first mortgage loans.

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

The Partnership’s only significant critical accounting policy relates to the evaluation of the fair value of real estate and its investment in a Local Limited Partnership.  The Partnership evaluates the need for an impairment loss on its real estate assets and investment when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  The evaluation of the fair value of real estate and its investment is an estimate that is susceptible to change and actual results could differ from those estimates.

None of the recently issued accounting standards had any effect on the Partnership’s consolidated financial statements.

Results of Operations

The Partnership’s net income was $3,973,000 for the nine months ended September 30, 2004, as compared to net income of $171,000 for the comparable period in 2003, due to an increase in income of $3,806,000, which was partially offset by an increase in expenses of $4,000.

Income increased for the nine months ended September 30, 2004, as compared to the comparable period in 2003, due to increases in income from Local Limited Partnership cash distributions of $3,793,000, other income of $11,000 and a decrease in equity in loss of a Local Limited Partnership of $18,000, which were partially offset by decreases in rental income of $6,000 and interest income of $10,000. During the nine months ended September 30, 2004, the Partnership received cash distributions of $4,163,000 and $294,000 from the Local Limited Partnerships which own the Wedgewood Creek Apartments and Whisper Lake Apartments, respectively.  During the nine months ended September 30, 2003, the Partnership received cash distributions of $426,000, $160,000 and $78,000 from the Local Limited Partnerships which own the Whisper Lake Apartments, Crofton Village Apartments and Honeywood Apartments, respectively.  The equity in loss of a Local Limited Partnership of $240,000 and $258,000 during the nine months ended September 30, 2004 and 2003, respectively, relates to the Partnership’s investment in Sanford Landing Apartments. Expenses increased due to increases in operating expenses of $11,000, depreciation expense of $1,000 and management fees of $7,000, which were substantially offset by decreases in general and administrative expenses of $10,000 and interest expense of $5,000.

Quantitative and Qualitative Disclosures of Market

The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.  The Partnership’s mortgage notes payable at September 30, 2004 are at a fixed rate of interest.

Item 3.          Controls and Procedures

The Partnership’s management, with the participation of the Partnership’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.   Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II - Other Information

Item 6.                                  Exhibits

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
Thomas C. Staples Chief Financial Officer

Dated: November 12, 2004

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.